Form 10-Q
period 2007-06-30
SOURCEFIRE INC
filed 2007-08-06
CIK 1168195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-33350

SOURCEFIRE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2289365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9770 Patuxent Woods Drive Columbia, Maryland (Address of Principal Executive Offices)	21046 (Zip Code)

Registrant’s telephone number including area code:       410-290-1616

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 2, 2007 there were 24,020,593 shares of the registrant’s common stock outstanding.

Sourcefire, Inc.
Index
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30	December 31
	2007	2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$50,326	$13,029
Held-to-maturity investments	57,053	12,385
Accounts receivable, net of allowance for doubtful accounts of $165 in 2007 and $166 in 2006	10,750	16,507
Inventory	3,434	2,099
Prepaid expenses and other current assets	2,514	919

Total current assets	124,077	44,939
Property and equipment, net	3,536	2,546
Held-to-maturity investments, less current portion	2,285	908
Other assets	347	1,559

Total assets	$130,245	$49,952

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,609	$3,081
Accrued compensation and related expenses	1,595	1,783
Other accrued expenses	1,591	1,312
Current portion of deferred revenue	12,841	11,735
Current portion of long-term debt	—	675
Other current liabilities	685	501

Total current liabilities	18,321	19,087
Deferred revenue, less current portion	2,529	2,380
Long-term debt, less current portion	—	637
Other long-term liabilities	81	—

Total liabilities	20,931	22,104
Series A convertible preferred stock, $0.001 par value; 2,495,410 shares authorized at December 31, 2006, 2,475,410 shares issued and outstanding at December 31, 2006; aggregate liquidation preference of $14,093 at December 31, 2006; no shares authorized, issued or outstanding at June 30, 2007	—	10,308
Warrants to purchase Series A convertible preferred stock	—	25
Series B convertible preferred stock, $0.001 par value; 7,132,205 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $19,947 at December 31, 2006; no shares authorized, issued or outstanding at June 30, 2007	—	14,265
Series C convertible preferred stock, $0.001 par value; 5,404,043 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $26,050 at December 31, 2006; no shares authorized, issued or outstanding at June 30, 2007	—	18,270
Series D convertible preferred stock, $0.001 par value; 3,264,449 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $29,847 at December 31, 2006; no shares authorized, issued or outstanding at June 30, 2007	—	23,879

Total convertible preferred stock	—	66,747
Commitments and contingent liabilities
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2007; no shares issued and outstanding at June 30, 2007		—
Common stock, $0.001 par value; 240,000,000 shares authorized; 24,020,593 and 3,491,764 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	24	3
Additional paid-in capital	151,777	—
Accumulated deficit	(42,487)	(38,902)

Total stockholders’ equity (deficit)	109,314	(38,899)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$130,245	$49,952

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenue:
Products	$6,050	$6,040	$11,700	$11,463
Technical support and professional services	5,210	3,495	10,015	6,604

Total revenue	11,260	9,535	21,715	18,067

Cost of revenue:
Products	1,588	1,721	3,144	3,118
Technical support and professional services	749	681	1,477	1,291

Total cost of revenue	2,337	2,402	4,621	4,409

Gross profit	8,923	7,133	17,094	13,658
Operating expenses:
Research and development	2,680	2,170	5,181	4,252
Sales and marketing	5,870	4,773	11,817	9,583
General and administrative	2,420	1,225	4,748	2,484
Depreciation and amortization	388	317	750	606

Total operating expenses	11,358	8,485	22,496	16,925

Loss from operations	(2,435)	(1,352)	(5,402)	(3,267)
Other income (expense):
Interest and investment income	1,396	134	1,934	153
Interest expense	—	(19)	(35)	(41)
Other income (expense)	—	41	(12)	34

Total other income (expense)	1,396	156	1,887	146

Loss before income taxes	(1,039)	(1,196)	(3,515)	(3,121)
Income tax expense	(58)	—	(70)	—

Net loss	(1,097)	(1,196)	(3,585)	(3,121)
Accretion of preferred stock	—	(841)	(870)	(1,556)

Net loss attributable to common stockholders	$(1,097)	$(2,037)	$(4,455)	$(4,677)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.05)	$(0.61)	$(0.27)	$(1.40)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	24,008,512	3,348,869	16,358,746	3,343,617

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)
(unaudited)

			Warrants to
			Purchase
			Series A							Stockholders’ Equity (Deficit)
	Series A Convertible		Convertible	Series B Convertible		Series C Convertible		Series D Convertible				Additional
	Preferred Stock		Preferred	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	2,475,410	$10,308	$25	7,132,205	$14,265	5,404,043	$18,270	3,264,449	$23,879	3,491,764	$3	$—	$(38,902)	$(38,899)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	41,273	1	43	—	44
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	337	—	337
Compensation expense for stock option vesting	—	—	—	—	—	—	—	—	—	—	—	854	—	854
Issuance of common stock in initial public offering, net of issuance costs of $8,967	—	—	—	—	—	—	—	—	—	6,185,500	6	83,810	—	83,816
Accretion of convertible preferred stock to redemption value	—	140	—	—	186	—	237	—	307	—	—	(870)	—	(870)
Conversion of preferred stock to common stock	(2,475,410)	(10,448)	(25)	(7,132,205)	(14,451)	(5,404,043)	(18,507)	(3,264,449)	(24,186)	14,302,056	14	67,603	—	67,617
Net loss for the six months ended June 30, 2007	—	—	—	—	—	—	—	—	—	—	—	—	(3,585)	(3,585)

Balance at June 30, 2007	—	$—	$—	—	$—	—	$—	—	$—	24,020,593	$24	$151,777	$(42,487)	$109,314

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30
	2007	2006
	(Unaudited)

Operating activities
Net loss	$(3,585)	$(3,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	766	621
Provision for doubtful accounts	(1)	(19)
Amortization of unearned compensation	—	10
Non-cash stock compensation	1,191	130
Amortization of (premium) discount on held-to-maturity investments	(374)	5
Changes in operating assets and liabilities:
Accounts receivable	5,758	3,366
Inventory	(1,335)	(156)
Prepaid expenses and other assets	(1,523)	(388)
Accounts payable	(1,472)	158
Accrued expenses	17	649
Deferred revenue	1,255	321
Other current liabilities	338	(80)

Net cash provided by operating activities	1,035	1,496
Investing activities
Purchase of property and equipment	(1,758)	(617)
Purchase of held-to-maturity investments	(57,568)	—
Proceeds from maturities of held-to-maturity investments	11,900	2,000

Net cash (used in) provided by investing activities	(47,426)	1,383
Financing activities
Borrowings of long-term debt	113	—
Repayments of long-term debt	(1,424)	(262)
Proceeds from issuance of Series D Redeemable Convertible Preferred Stock, net of offering costs	—	22,939
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	86,288	—
Proceeds from exercise of stock options	44	5
Payment of equity offering costs	(1,333)	—

Net cash provided by financing activities	83,688	22,682

Net increase in cash and cash equivalents	37,297	25,561
Cash and cash equivalents at beginning of period	13,029	1,106

Cash and cash equivalents at end of period	$50,326	$26,667

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s registration statement on Form S-1 dated March 8, 2007. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

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

The Company offers standard payment terms that typically range from 30 to 60 days from the invoice date. Invoices are typically generated when the Company delivers the product and/or service to the customer. Standard terms do not require a down payment from the customer or any other collateral and payments terms are not tied to specific milestones or acceptance clauses. Additionally, the Company does not generally accept product returns or offer refunds.

Inventories

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A significant portion of the Company’s inventory includes products used for customer testing and evaluation. This inventory is predominantly located at the customer’s premises. Inventory that is obsolete or in excess of the Company’s forecasted demand is written down to its estimated net realizable value

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on historical usage, expected demand, and evaluation unit age. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological obsolescence of the Company’s products.

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

For sales through resellers and distributors, the Company recognizes revenue upon the shipment of the product only if those resellers and distributors provide the Company, at the time of placing their order, with the identity of the end user customer to whom the product has been sold. The Company does not currently offer any rights to return products sold to resellers and distributors. To the extent that a reseller or distributor requests an inventory or stock of products, the Company defers revenue on that product until it receives notification that it has been sold through to an identified end user.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each of the three and six months ended June 30, 2007 and 2006, the Company had no significant customers that accounted for greater than 10% of the revenue recognized.

Warranty

The Company warrants that its software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, the Company warrants that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. The Company further agrees to repair or replace software or products that do not conform to those warranties. The one year warranty on hardware coincides with the hardware warranty that the Company obtains from the manufacturer. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the estimated cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While warranty costs have historically been within the Company’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At June 30, 2007 and December 31, 2006, the Company recorded a valuation allowance equal to the full recorded amount of the Company’s net deferred tax assets since it was not more likely than not that such benefits would be realized. The Company recorded a provision for income taxes of $58,000 and $70,000 for the three and six month periods ended June 30, 2007, respectively related to foreign income taxes.

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

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the estimated grant date fair value of employee stock options subsequently granted or modified, the Company recognized aggregate compensation expense of $433,000 and $103,000 for the three months ended June 30, 2007 and 2006, respectively, and $854,000 and $130,000 for the six months ended June 30, 2007 and 2006, respectively. The Company uses the Black-Scholes option pricing model to estimate the fair value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. However, the Company currently does not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share prices. Accordingly, the Company uses an alternative method (defined as “calculated value”) that incorporates each of the inputs required by SFAS No. 123(R), with the exception of the expected volatility of its stock. Rather than use the expected volatility of the Company’s own stock, the Company has identified similar public entities for which sufficient historical share price information is available and has considered the volatility of those entities’ share prices in estimating expected volatility. Additionally, the Company has estimated the expected term of granted options to be the weighted-average mid-point between the vesting date and the end of the contractual term of an award, in accordance with SEC Staff Accounting Bulletin No. 107.

The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $8.90 and $3.82 per share, respectively, and for the six months ended June 30, 2007 and 2006 was $9.28 and $4.46 per share, respectively, calculated using the following weighted average assumptions:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2007		2006		2007		2006

Average risk-free interest rate	4.78%		4.70%		4.75%		4.70%
Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Expected useful life	6.25	years	6.25	years	6.25	years	6.25	years
Expected volatility	74.7%		79.7%		76.0%		80.1%

The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2007 was $4.9 million, which will be recognized using the straight-line method over a weighted-average period of approximately four years.

The fair value of the unvested restricted stock awards is measured using the closing price of the Company’s stock on the date of grant, or the estimated fair value of the common stock if granted prior to the Company’s initial public offering. The total compensation expense related to restricted stock awards was $234,000 and $5,000 for the three months ended June 30, 2007 and 2006, respectively, and $337,000 and $10,000 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $685,000 of unrecognized equity-based compensation expense related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average remaining period of 1.6 years.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost under SFAS 123(R) for the three and six months ended June, 2007 and 2006 is included in the accompanying consolidated statement of operations as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Cost of sales product	$2	$—	$4	$—
Cost of sales services	7	—	12	—

Stock based compensation expense included in cost of sales	9	—	16	—
Research and development	88	18	169	23
Sales and marketing	246	52	455	65
General and administrative	324	38	550	51

Stock-based compensation included in operating expenses	658	108	1,174	139

Total stock-based compensation	$667	$108	$1,190	$139

Effect on net loss per share:
Basic and diluted	$0.03	$0.03	$0.07	$0.04

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	June 30
	2007	2006

Options to purchase common stock	3,389,578	2,818,222
Shares of common stock into which outstanding warrants are convertible	36,944	36,944
Shares of common stock into which outstanding preferred stock is convertible	—	14,302,056
Unvested shares of restricted common stock	87,835	64,676

Total	3,514,357	17,221,898

If the outstanding options, warrants, unvested restricted stock, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	June 30	December 31
	2007	2006

Furniture, fixtures and equipment	$6,019	$5,025
Leasehold improvements	1,731	969

Total property and equipment	7,750	5,994
Less accumulated depreciation and amortization	4,214	3,448

Net property and equipment	$3,536	$2,546

4.	Debt

During the quarter ended March 31, 2007, all borrowings under the Company’s credit agreements were repaid and such agreements were terminated.

5.	Stock Incentive Plans

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

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the aggregate activity of the plans (dollars in thousands, except per share data):

			Weighted
			Average	Aggregate
	Number of	Range of	Exercise	Intrinsic
	Shares	Exercise Prices	Price	Value

Outstanding at December 31, 2006	3,199,903	$0.24 to $11.34	$2.96
Granted	315,273	$12.26 to $15.49	$13.12
Exercised	(41,273)	$0.24 to $5.26	$1.05
Forfeited	(84,325)	$1.14 to $12.26	$7.27

Outstanding at June 30, 2007	3,389,578	$0.24 to $15.49	$3.81	$34,590

Exercisable at June 30, 2007	1,967,175	$0.24 to $9.48	$1.25	$25,069
Vested and expected to vest at June 30, 2007	3,247,338		$3.67	$33,638

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $488,000.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Prices	(Years)	Shares	Prices

$0.24 – $0.35	1,014,731	$0.29	5.8	1,000,704	$0.29
$1.12 – $2.05	1,201,240	$1.63	7.5	800,669	$1.54
$3.68 – $11.34	864,491	$7.64	9.0	165,802	$5.64
$12.26 – $15.49	309,116	$13.14	9.8	—	—

	3,389,578	$3.81	7.6	1,967,175	$1.25

Unvested restricted stock awards as of June 30, 2007 and changes during the six months then ended are as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2006	27,709	$7.63
Granted	60,126	$14.83
Restrictions Lapsed	—	—
Forfeited	—	—

Unvested at June 30, 2007	87,835	$12.56

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

Revenues by geographic area are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

United States	$8,896	$7,668	$16,566	$13,897
All foreign countries	2,364	1,867	5,149	4,170

Consolidated total	$11,260	$9,535	$21,715	$18,067

7.	Legal Proceedings

On June 7, 2007, the Company and certain other parties reached a definitive agreement with NetClarity, Inc. (formerly known as PredatorWatch) to settle a lawsuit filed by NetClarity on February 22, 2006 against the Company and such other parties, alleging that Martin F. Roesch, the Company’s founder and Chief Technology Officer, together with one of the Company’s stockholders, had misappropriated NetClarity’s trade secrets. On June 13, 2007, the Superior Court of Suffolk County, Massachusetts entered a Stipulation of Dismissal with prejudice with respect to the NetClarity lawsuit. The agreement to settle did not have a material impact on the unaudited consolidated financial statements for the three and six month periods ended June 30, 2007.

On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against the Company and certain of the Company’s officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against the Company and certain of the Company’s officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al, Case No. 1:07-cv-01351-JFM and Joan Raveill v. Sourcefire, Inc. et al, Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, in an order entered on or about June 29, 2007 by the United States District Court of the Southern District of New York, the court ordered that the Pincus case should be transferred to the United States District Court for the District of Maryland.

These actions claim to be filed on behalf of all persons or entities who purchased the Company’s common stock pursuant to the registration statement and prospectus issued in connection with the Company’s initial public offering. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in the registration statement and prospectus.. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has reached stipulations with all plaintiffs’ counsel to extend the time to answer, move or otherwise respond to the complaints until after the appointment of a lead plaintiff and approval of lead plaintiff’s counsel pursuant to 15 U.S.C. § 78u-4(a)(3)(B) and the filing of a consolidated amended complaint. On July 13, 2007, Sandra Amrhein filed a motion to consolidate the four cases, to appoint her lead plaintiff and to approve her choice of lead and liaison counsel. The Court has not entered orders consolidating these cases, appointing lead plaintiff or approving lead plaintiff’s counsel. The plaintiffs have not filed a consolidated amended complaint. The Court has not made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in these actions. The Company intends to vigorously defend these actions.

8.	Commitments and Contingencies

The Company has entered into a purchase commitment with a hardware manufacturing vendor with whom it has a current arrangement. Under the terms of this commitment, the Company has agreed to purchase a fixed quantity of inventory over an 18-month period. The value of the purchase commitment is approximately $800,000 of which $25,000 has been purchased to date.

Additionally, the Company purchases components for its products from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by the Company. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2007, the Company had total purchase commitments for inventory of approximately $2.2 million, exclusive of the commitment described above.

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

Our Sourcefire 3Dtm approach to network security integrates four key technologies, (1) Intrusion Prevention Systems (IPS), (2) Network Behavior Analysis (NBA), (3) Network Access Control (NAC), and (4) Vulnerability Assessment (VA) with network and user intelligence under a single management console. We refer to this comprehensive approach as Enterprise Threat Management (ETM).

Sourcefire IPStm (Intrusion Prevention Sensors).  The Intrusion Prevention Sensors utilize open source Snort® and our proprietary technology to monitor network traffic. These sensors compare observed traffic to a set of “Rules”, or a set of network traffic characteristics, which can be indicative of malicious activity. Once the Intrusion Sensors match a Rule to the observed traffic, they block malicious traffic and/or send an alert to the Defense Center for further analysis, prioritization and possible action.

Network Behavior Analysis (NBA).  At the heart of the Sourcefire 3D security solution is Real-time Network Awareness, or RNA, our network intelligence product that provides persistent visibility into the composition, behavior, topology (the relationship of network components) and risk profile of the network. This information provides a platform for the Defense Center’s automated decision-making and network policy compliance enforcement. The ability to continuously discover characteristics and vulnerabilities of any computing device communicating on a network such as a computer, printer or server, or endpoint intelligence, enables our Intrusion Prevention products to more precisely identify and block threatening traffic and to more efficiently classify threatening and/or suspicious behavior than products lacking network intelligence.

Sourcefire Defense Center.  The Sourcefire Defense Center is the central management console that aggregates, correlates and prioritizes security and compliance event data from IPS, RNA, and open source Snort for forensic analysis, trends analysis and management reporting. Our customers can leverage our Network Access Control (NAC) technology in order to establish and enforce permissible network usage parameters, as well as our Vulnerability Assessment (VA) technology in order to conduct targeted, active scanning of suspicious vulnerabilities and/or network end points. A single Sourcefire Defense Center can control multiple 3D Sensors to provide our customers a comprehensive view of event activity on their networks. The Defense Center has an open architecture that is designed to leverage existing IT infrastructure such as firewalls, routers, trouble ticketing, and patch management systems for virtually any task, including alerting, blocking and initiating corrective measures.

Sourcefire RUAtm (Real-time User Awareness).  Sourcefire RUA is a new technology feature that will enable our customers to correlate user identity information with network intelligence to reveal the source of policy breaches, attacks, or network vulnerabilities. Adding this intelligence to the information already collected and analyzed by the Sourcefire Defense Center will enhance our customers’ ability to effectively and efficiently protect their networks.

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

Key Financial Metrics and Trends

Pricing and Discounts

We maintain a standard price list for all our products. Additionally, we have a corporate policy that governs the level of discounts our sales organization may offer on our products based on factors such as transaction size, volume of products, federal or state programs, reseller or distributor involvement and the level of technical support commitment. Our total product revenue and the resulting cost of revenue and gross profit percentage are directly affected by our ability to manage our product pricing policy. Although we have not experienced pressure to reduce our prices, competition is increasing and, in the future, we may be forced to reduce our prices to remain competitive.

Revenue

We currently derive revenue from product sales and services. Product revenue is principally derived from the sale of our network security solutions. Our network security solutions include a perpetual software license bundled with a third-party hardware platform. Services revenue is principally derived from technical support and professional services. We typically sell technical support to complement our network security solutions. Technical support entitles a customer to product updates, new Rules releases and both telephone and web assistance for using our products. Our professional services revenue includes optional installation, configuration and tuning (“network security deployment services”). These network security deployment services typically occur on-site after delivery has occurred.

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

We sell our network security solutions globally. However, over 80% of our revenue for 2006 and 76% of our revenue for the six months ended June 30, 2007 was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we execute our strategy to strengthen our international presence. We also expect that our revenue from sales through OEMs and distributors will increase in amount and as a percentage of total revenue as we execute our strategy to expand such relationships. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, our business does not have reportable segments.

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

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs and, in the limited instance where we lease our network security solutions to our customers, depreciation and amortization. For the three months ended June, 2007 and 2006, cost of product revenue was 26% and 28% of total product revenue for each period, respectively. For the six months ended June, 2007 and 2006, cost of product revenue was 27% of total product revenue for each period, respectively. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, per unit hardware cost has remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and associated overhead expenses, such as occupancy costs and fringe benefits costs, as part of managing the outsourced manufacturing process. These costs are included as a component of our cost of product revenue, but they have not been material.

Cost of service revenue includes the direct labor costs of professionals and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs. Additionally, we include in cost of service revenue an allocation of overhead expenses such as occupancy costs, fringe benefits and supplies as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty. For the three months ended June 30, 2007 and 2006, cost of service revenue was 14% and 19%, respectively, of total service revenue. For the six months ended June 30, 2007 and 2006, cost of service revenue was 15% and 20%, respectively, of total service revenue. We anticipate incurring an increasing amount of costs in the future for additional personnel to support and service our growing customer base.

Gross Profit

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Although we have not had to reduce the prices of our products or vary our pricing policy in recent years, our gross profit would be adversely affected by price declines if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter. For the three months ended June 30, 2007 and 2006, gross profit was 79% and 75%, respectively, of total revenue. For the six months ended June 30, 2007 and 2006, gross profit was 79% and 76%, respectively, of total revenue. Based on current market conditions, we do not expect these percentages to change significantly in the foreseeable future, although unexpected pricing pressures or an increase in hardware or other costs would cause our gross profit percentage to decline.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of payroll, benefits and related occupancy and other overhead for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.

We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. All of our research and development is performed in the United States. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the foreseeable future, but should decline moderately as a percentage of total revenue as we expect to grow our revenues more rapidly than our research and development expenditures. For the three months ended June 30, 2007 and 2006, research and development expense was $2.7 million and $2.2 million, or 24% and 23% of total revenue, respectively. For the six months ended June 30, 2007 and 2006, research and development expense was $5.2 million and $4.3 million, or 24% of total revenue for both periods.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, incentive compensation, benefits and related costs for sales and marketing personnel; trade show, advertising, marketing and other brand-building costs; marketing consultants and other professional services; training, seminars and conferences; travel and related costs; and occupancy and other overhead costs.

As we focus on increasing our market penetration, expanding internationally and continuing to build brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of our revenue, in the future.

For the three months ended June 30, 2007 and 2006, sales and marketing expense was $5.9 million and $4.8 million, or 52% and 50% of total revenue, respectively. For the six months ended June 30, 2007 and 2006, sales and marketing expense was $11.8 million and $9.6 million, or 54% and 53% of total revenue, respectively.

General and Administrative.  General and administrative expenses consist primarily of salaries, incentive compensation, benefits and related occupancy costs for executive, finance, information system and administrative personnel; legal, accounting and tax preparation and advisory fees; travel and related costs; information systems and infrastructure costs; and corporate insurance.

General and administrative expenses have increased during the period of time leading up to our IPO, and as we operate as a public company, we expect to incur additional expenses for costs associated with compliance with

Section 404 of the Sarbanes-Oxley Act of 2002, directors’ and officers’ liability insurance, and our investor relations function.

For the three months ended June 30, 2007 and 2006, general and administrative expense was $2.4 million and $1.2 million, or 21% and 13% of total revenue, respectively. For the six months ended June 30, 2007 and 2006, general and administrative expense was $4.7 million and $2.5 million, or 22% and 14% of total revenue, respectively.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, based on the estimated grant date fair value of employee stock options subsequently granted or modified, we recognized aggregate stock-based compensation expense of $667,000 and $108,000 for the three months ended June 30, 2007 and 2006, respectively and $1,190,000 and $139,000 for the six months ended June 30, 2007 and 2006, respectively. We use the Black-Scholes option pricing model to estimate the calculated value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.

The grant date fair value of options not yet recognized as expense as of June 30, 2007 aggregated approximately $4.9 million, net of estimated forfeitures, which will be recognized over a weighted-average period of approximately four years. We expect to record aggregate amortization of stock-based compensation related to granted stock options of approximately $0.9 million for the remainder of fiscal year 2007 and $1.7 million, $1.4 million, $0.8 million and $0.1 million during fiscal years 2008, 2009, 2010 and 2011, respectively, from these outstanding awards, subject to continued vesting.

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

During the three months ended June 30, 2007, we granted additional options to employees to purchase an aggregate of 190,300 shares of common stock. In accordance with the terms of our 2007 Stock Incentive Plan, the exercise prices for these grants are equal to the per share price of our common stock as reported on NASDAQ Global Market as of the close of business on the respective grant dates.

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

Accounting for Income Taxes.  We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At June 30, 2007 and December 31, 2006, we recorded a valuation allowance equal to our net deferred tax assets since it was not more likely than not that such benefits would be realized. We recorded a provision for income taxes of $58,000 for the three month period ended June 30, 2007 and $70,000 for the six month period ended June 30, 2007 related to foreign income taxes. For the year ending December 31, 2007, we anticipate an overall effective income tax rate of 29.8%, consisting of state and foreign income taxes, and alternative minimum tax. The change in the overall effective income tax rate from the prior quarter was due to changes in forecasted net income for the year and tax projections for the Company’s various tax jurisdictions.

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

Results of Operations

The following table sets forth our results of operations for the periods shown:

	Three Months Ended				Six Months Ended
	June 30		Variance		June 30		Variance
	2007	2006	$	%	2007	2006	$	%

Revenue:
Products	$6,050	$6,040	$10	—	$11,700	$11,463	$237	2%
Technical Support and Professional Services	5,210	3,495	1,715	49%	10,015	6,604	3,411	52%

Total revenue	11,260	9,535	1,725	18%	21,715	18,067	3,648	20%
Cost of revenue:
Products	1,588	1,721	(133)	(8)%	3,144	3,118	26	1%
Technical Support and Professional Services	749	681	68	10%	1,477	1,291	186	14%

Total cost of revenue	2,337	2,402	(65)	(3)%	4,621	4,409	212	5%

Gross profit	8,923	7,133	1,790	25%	17,094	13,658	3,436	25%
Operating expenses:
Research and development	2,680	2,170	510	24%	5,181	4,252	929	22%
Sales and marketing	5,870	4,773	1,097	23%	11,817	9,583	2,234	23%
General and administrative	2,420	1,225	1,195	98%	4,748	2,484	2,264	91%
Depreciation and amortization	388	317	71	22%	750	606	144	24%

Total operating expenses	11,358	8,485	2,873	34%	22,496	16,925	5,571	33%

Operating loss	(2,435)	(1,352)	(1,083)	80%	(5,402)	(3,267)	(2,135)	65%
Other income (expense), net	1,396	156	1,240	795%	1,887	146	1,741	1,192%

Loss before income taxes	(1,039)	(1,196)	157	(13)%	(3,515)	(3,121)	(394)	13%
Income tax expense	(58)	—	(58)	100%	(70)	—	(70)	100%

Net loss	$(1,097)	$(1,196)	$99	(8)%	$(3,585)	$(3,121)	$(464)	15%

The following table sets forth our results of operations as a percentage of total revenue for the periods shown:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006

Revenue:
Products	54%	63%	54%	63%
Technical Support and Professional Services	46	37	46	37

Total revenue	100	100	100	100

Cost of revenue:
Products	14	18	14	17
Technical Support and Professional Services	7	7	7	7

Total cost of revenue	21	25	21	24

Gross profit	79	75	79	76
Operating expenses:
Research and development	24	23	24	24
Sales and marketing	52	50	54	53
General and administrative	21	13	22	14
Depreciation and amortization	3	3	3	3

Total operating expenses	100	89	103	94

Operating loss	(21)	(14)	(24)	(18)
Other income (expense), net	12	2	9	1

Loss before income taxes	(9)	(12)	(15)	(17)
Income tax expense	(1)	—	—	—

Net loss	(10)%	(12)%	(15)%	(17)%

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue.  Total revenue increased 18% to $11.3 million in the three months ended June 30, 2007 from $9.5 million in the three months ended June 30, 2006. Product revenue increased to $6.1 million in the three months ended June 30, 2007 from $6.0 million in the three months ended June 30, 2006. We did not ship any new products during the three months ended June 30, 2007, nor did we change the prices of our products significantly during the three months ended June 30, 2007. The increase in product revenue was driven primarily due to higher demand for our defense center products which increased $116,000, software license sales which increased $174,000 and royalty sales which increased $219,000; these increases were offset by a decrease in sales of our sensor products. Our services revenue increased 49% to $5.2 million in the three months ended June 30, 2007 from $3.5 million in the three months ended June 30, 2006. The increase in service revenue was attributable primarily to the fact that our support services are being provided to a larger installed customer base comprised of new customers as well as current customers who have renewed their maintenance subscriptions.

Cost of Revenue.  Total cost of revenue decreased 3% to $2.3 million in the three months ended June 30, 2007, compared to $2.4 million in the three months ended June 30, 2006. Product cost of revenue was $1.6 million for the three months ended June 30, 2007 and $1.7 million for the three months ended June 30, 2006. The decrease in product cost of revenue was driven primarily due to a volume purchase rebate provided from one of our suppliers in the amount of $131,000. During the three months ended June 30, 2007, we did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. Our services cost of revenue increased 10% to $749,000 in the three months ended June 30, 2007, compared to $681,000 in the three months ended June 30, 2006. This increase was attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.

Gross Profit.  Gross profit increased $1.8 million, or 25%, to $8.9 million in the three months ended June 30, 2007, from $7.1 million in the three months ended June 30, 2006. Gross profit as a percentage of total revenue increased to 79% in the three months ended June 30, 2007, from 75% in the three months ended June 30, 2006. The increases of $1.8 million in gross profit and 4% in gross profit margin were due primarily to an increase in our service revenue, which grew at a higher rate than our expenses and a volume purchase rebate of $131,000 provided from one of our suppliers.

Research and Development.  Research and development expenses increased 24% to $2.7 million, or 24% of total revenue, in the three months ended June 30, 2007 from $2.2 million, or 23% of total revenue, in the three months ended June 30, 2006. The increase in the amount of research and development expenses was primarily due to an increase in payroll and benefits of $360,000, an increase in facility overhead of $96,000 and an increase in stock-based compensation expense of $70,000 all of which resulted from adding personnel in our research and development department to support the release of updates and enhancements to our 3D products.

Sales and Marketing.  Sales and marketing expenses increased 23% to $5.9 million, or 52% of total revenue, in the three months ended June 30, 2007 from $4.8 million, or 50% of total revenue, in the three months ended June 30, 2006. The increase in the amount of sales and marketing expenses was primarily due to an increase of $595,000 in salary and benefit expenses for additional sales and marketing personnel, as well as an increase of $194,000 for stock-based compensation expense and an increase in $144,000 for advertising, promotion and trade show expenses in support of our network security solutions.

General and Administrative.  General and administrative expenses increased 98% to $2.4 million, or 21% of total revenue in the three months ended June 30, 2007 from $1.2 million, or 13% of total revenue in the three months ended June 30, 2006. This increase in general and administrative expense was primarily due to increases of (i) payroll and benefits of $320,000 for personnel hired in our accounting, information technology, human resources and legal departments, (ii) $286,000 for stock-based compensation expense, (iii) $128,000 in consultant fees related to audit, tax and regulatory compliance, and (iv) $152,000 in insurance premiums primarily due to an increase in our D&O insurance coverage.

Depreciation and Amortization.  Depreciation and amortization expenses increased 22% to $388,000 in the three months ended June 30, 2007 from $317,000 in the three months ended June 30, 2006. These expenses increased principally due to amortization of leasehold improvements to our UK office, additional lab and testing equipment purchased for the engineering department and personal computers purchased for personnel hired since June 30, 2006.

Other income (expense).  Other income (expense) increased $1.2 million to $1.4 million during the three months ended June 30, 2007 from $156,000 in the three months ended June 30, 2006. The increase was primarily due to an increase in interest and investment income as a result of higher cash balances resulting from our March 2007 IPO.

Provision for income taxes.  The provision for income taxes was $58,000 for the three months ended June 30, 2007 as compared to no provision for the three months ended June 30, 2006. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At June 30, 2007 and 2006, our net deferred tax assets were fully reserved. The provision for income taxes of $58,000 for the three months ended June 30, 2007 relates to foreign income taxes.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue.  Total revenue increased 20% to $21.7 million in the six months ended June 30, 2007 from $18.1 million in the six months ended June 30, 2006. Product revenue increased 2% to $11.7 million in the six months ended June 30, 2007 from $11.5 million in the six months ended June 30, 2006. We did not ship any new products during the six months ended June 30, 2007, nor did we change the prices of our products significantly during the six months ended June 30, 2007. The increase in product revenue was driven primarily due to higher demand for our defense center products which increased $540,000 and royalty sales which increased $252,000;

these increases were offset by a decrease in sales of our sensor products. Our services revenue increased 52% to $10.0 million in the six months ended June 30, 2007 from $6.6 million in the six months ended June 30, 2006. The increase in service revenue was attributable primarily to the fact that our support services are being provided to a larger installed customer base comprised of new customers as well as current customers who have renewed their maintenance subscriptions.

Cost of Revenue.  Total cost of revenue increased 5% to $4.6 million in the six months ended June 30, 2007, compared to $4.4 million in the six months ended June 30, 2006. Product cost of revenue increased 1% to $3.1 million in the six months ended June 30, 2007, compared to $3.1 million in the six months ended June 30, 2006. The increase in product cost of revenue was driven primarily due to higher volume demand for our defense center products for which we must procure and provide the hardware platform to our customers; offset by a volume purchase rebate provided from one of our suppliers in the amount of $131,000 and less sensor hardware purchased. During the six months ended June 30, 2007, we did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. Our services cost of revenue increased 14% to $1.5 million in the six months ended June 30, 2007, compared to $1.3 million in the six months ended June 30, 2006. This increase was attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.

Gross Profit.  Gross profit increased $3.4 million, or 25%, to $17.1 million in the six months ended June 30, 2007, from $13.7 million in the six months ended June 30, 2006. Gross profit as a percentage of total revenue increased to 79% in the six months ended June 30, 2007, from 76% in the six months ended June 30, 2006. The increases of $3.4 million in gross profit and 3% in gross profit margin were due primarily to an increase in our service revenue, which grew at a higher rate than our expenses and a volume purchase rebate of $131,000 provided from one of our suppliers.

Research and Development.  Research and development expenses increased 22% to $5.2 million, or 24% of total revenue, in the six months ended June 30, 2007 from $4.3 million, or 24% of total revenue, in the six months ended June 30, 2006. The increase in the amount of research and development expenses was primarily due to an increase in payroll and benefits of $745,000, an increase in facility overhead of $254,000 and an increase in stock-based compensation expense of $146,000 all of which resulted from adding personnel in our research and development department to support the release of updates and enhancements to our 3D products. These increases were offset by a reduction in consulting expenses of $226,000.

Sales and Marketing.  Sales and marketing expenses increased 23% to $11.8 million, or 54% of total revenue, in the six months ended June 30, 2007 from $9.6 million, or 53% of total revenue, in the six months ended June 30, 2006. The increase in the amount of sales and marketing expenses was primarily due to an increase of $1.3 million in salary and benefit expenses for additional sales and marketing personnel, as well as an increase of $390,000 for stock-based compensation expense and an increase in $343,000 for advertising, promotion and trade show expenses in support of our network security solutions.

General and Administrative.  General and administrative expenses increased 91% to $4.7 million, or 22% of total revenue in the six months ended June 30, 2007 from $2.5 million, or 14% of total revenue in the six months ended June 30, 2006. This increase in general and administrative expense was primarily due to (i) an increase in payroll and benefits of $519,000 for personnel hired in our accounting, information technology, human resources and legal departments, (ii) an increase of $499,000 for stock-based compensation expense, (iii) an increase of $307,000 in consultant fees related to audit, tax and regulatory compliance, and (iv) an increase of $198,000 in insurance premiums primarily due to an increase in our D&O insurance coverage.

Depreciation and Amortization.  Depreciation and amortization expenses increased 24% to $750,000 in the six months ended June 30, 2007 from $606,000 in the six months ended June 30, 2006. These expenses increased principally due to amortization of leasehold improvements to our UK office, additional lab and testing equipment purchased for the engineering department and personal computers purchased for personnel hired since June 30, 2006.

Other income (expense).  Other income (expense) increased $1.7 million to $1.9 million during the six months ended June 30, 2007 from $146,000 in the six months ended June 30, 2006. The increase was primarily due to an increase in interest and investment income as a result of higher cash and investment balances resulting from our March 2007 IPO.

Provision for income taxes.  The provision for income taxes was $70,000 for the six months ended June 30, 2007. We did not record a provision for the six months ended June 30, 2006. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At June 30, 2007 and 2006, our net deferred tax assets were fully reserved. The provision for income taxes of $70,000 for the six months ended June 30, 2007 relates to foreign income taxes.

Seasonality

Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the Federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to the practice of many Europeans taking extended vacation time and delaying capital purchase activities until their return in the fall. We have historically generated a significant portion of product revenue in the fourth quarter due to the combination of increased activity in Europe coupled with North American enterprise customers who often wait until the fourth quarter to extract favorable pricing terms from their vendors, including Sourcefire. The timing of these shipments could materially affect our year-end product revenue. Currently, we do not see any indication that these seasonal patterns will change significantly in the foreseeable future.

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

Liquidity and Capital Resources

At June 30, 2007 our principal sources of liquidity were cash and cash equivalents of $50.3 million, held-to-maturity investments of $59.3 million and accounts receivable of $10.8 million. At June 30, 2007, we had working capital of approximately $105.8 million.

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

Operating Activities

The decrease of $461,000 in net cash provided by operating activities during the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increase of cash used to purchase inventory of long lead time items, an increase of our net loss, a payment of $855,000 under an agreement to license and distribute database software used in our products and an increase in pre-payments by us for service contracts and marketing events. These uses of cash were offset partially by cash provided by an increase in deferred revenue and an increase in cash collections as a result of the increased volume of customer invoices in the fourth quarter of 2006.

Investing Activities

The increase of $48.8 million in net cash used in investing activities during the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increase in purchases of short- and long-term held-to-maturity investments, an increase in leasehold improvements for our new office space in the U.K. and computer and network equipment for additional personnel.

Financing Activities

The increase of $61.0 million in net cash provided by financing activities during the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to the $83.8 million net cash proceeds of our IPO, offset by the retirement of indebtedness in 2007 in the amount of $1.4 million and proceeds received from a private equity financing of $23.0 million in May and June of 2006.

Credit Facility.  During the quarter ended March 31, 2007 all borrowings under the Company’s credit agreements were repaid and such agreements were terminated.

Working Capital and Capital Expenditure Needs

We believe that the anticipated net proceeds from our future operations, together with our cash balance at June 30, 2007 will be sufficient to fund our projected operating requirements for at least the next 12 months. Except as disclosed in the Contractual Obligations table below, we currently have no material cash commitments, except for normal recurring trade payables and expense accruals. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash, cash equivalents, held-to-maturity investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Although we are currently not a party to any binding commitments with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

Our principal commitments consist of obligations under our equipment facility, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of June 30, 2007 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years

Operating Leases	$5,174	$1,645	$2,654	$875
Purchase Commitments(1)	3,005	2,872	133	—

(1)	We entered into a purchase commitment with a hardware manufacturing vendor with whom we have a current arrangement. Under the terms of this commitment, we have agreed to purchase a fixed quantity of inventory over an 18-month period. The value of the purchase commitment is approximately $800,000 of which $25,000 has been purchased to date. Additionally, we purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2007, we had total purchase commitments for inventory of approximately $2.2 million, exclusive of the commitments described above.

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

Foreign Currency Risk

Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of, and cash held in, our foreign operations, but we believe this exposure to be immaterial at this time. As we grow our international operations, our exposure to foreign currency risk could become more significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and held-to-maturity investments totaling $109.7 million at June 30, 2007. The unrestricted cash and cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Changes in Internal Controls Over Financial Reporting.  There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NetClarity

On June 7, 2007, we reached a definitive agreement with NetClarity, Inc. (formerly known as PredatorWatch) to settle a lawsuit filed by NetClarity against us on February 22, 2006. This lawsuit was filed in Superior Court of Suffolk County, Massachusetts and had alleged that we and Martin F. Roesch, our founder and Chief Technology Officer, together with one of our stockholders, had misappropriated NetClarity’s trade secrets, among other things.

On June 13, 2007, the Superior Court of Suffolk County, Massachusetts entered a Stipulation of Dismissal with prejudice with respect to the NetClarity lawsuit. The agreement to settle this matter did not have a material impact on the unaudited consolidated financial statements.

Securities Class Action Lawsuits

On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against us and certain of our officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al, Case No. 1:07-cv-01351-JFM and Joan Raveill v.

Sourcefire, Inc. et al, Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, in an order entered on or about June 29, 2007, United States District Court of the Southern District of New York ordered that the Pincus case should be transferred to the United States District Court for the District of Maryland.

These actions claim to be filed on behalf of all persons or entities who purchased our common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with our initial public offering. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in our registration statement and prospectus issued in connection with our initial public offering. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

We have reached stipulations with all plaintiffs’ counsel to extend the time to answer, move or otherwise respond to the complaints until after the appointment of a lead plaintiff and approval of lead plaintiff’s counsel pursuant to 15 U.S.C. § 78u-4(a)(3)(B) and the filing of a consolidated amended complaint. On July 13, 2007, Sandra Amrhein filed a motion to consolidate the four cases, to appoint her lead plaintiff and to approve her choice of lead and liaison counsel. The Court has not entered orders consolidating these cases, appointing lead plaintiff or approving lead plaintiff’s counsel. The plaintiffs have not filed a consolidated amended complaint. The Court has not made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in these actions. We intend to vigorously defend these actions.

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

We have incurred operating losses each year since our inception in 2001. Our net loss was approximately $3.2 million for the six months ended June 30, 2006 and $3.6 million for the six months ended June 30, 2007. Our accumulated deficit as of June 30, 2007 is approximately $42.5 million. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing and our losses have generally been decreasing when compared to prior periods, there can be no assurances that we will become profitable in the near future or at any other time. We may never achieve profitability and, even if we do, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will continue to increase in the foreseeable future as we seek to expand our customer base, increase our sales and marketing efforts, continue to invest in research and development of our technologies and product enhancements and incur significant new costs associated with becoming a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. In addition, if our new products and product enhancements fail to achieve adequate market acceptance, our revenue will suffer. If we cannot increase our revenue at a greater rate than our expenses, we will not become and remain profitable.

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

Mergers or consolidations among these competitors, or acquisitions of our competitors by large companies, present heightened competitive challenges to our business. For example, Symantec Corporation, Cisco Systems, Inc., McAfee, Inc., 3Com Corporation and Juniper Networks, Inc. have acquired, during the past several years, smaller companies, which have intrusion detection or prevention technologies, and IBM closed its acquisition of Internet Security Systems, Inc. in the fourth quarter of 2006. These acquisitions will make these combined entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which intensifies pricing pressures within our market.

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

In particular, the network security technology procurement practices of many of our customers have had a measurable influence on the historical variability of our operating performance. Our prospective customers usually exercise great care and invest substantial time in their network security technology purchasing decisions. As a result, our sales cycles are long, generally between six and twelve months and often longer, which further impacts the variability of our results. Additionally, many of our customers have historically finalized purchase decisions in the last weeks or days of a quarter. A delay in even one large order beyond the end of a particular quarter can substantially diminish our anticipated revenue for that quarter. In addition, many of our expenses must be incurred before we generate revenue. As a result, the negative impact on our operating results would increase if our revenue fails to meet expectations in any period.

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

If our new products or enhancements do not achieve adequate acceptance in the market, our competitive position will be impaired, our revenue will be diminished and the effect on our operating results may be particularly acute because of the significant research, development, marketing, sales and other expenses we incurred in connection with the new product.

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

We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. No single customer contributed greater than 10% of our recurring maintenance and support revenues in 2005 or 2006. For the six months ended June 30, 2007, one customer accounted for 11% of our support revenue recognized. If customers choose not to continue their maintenance service, our revenue may decline.

If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.

Contracts with the U.S. federal and state and other national and state government agencies accounted for 9% of our total revenue for both the six months ended June 30, 2006 and June 30, 2007. We lost many government agency customers when a foreign company tried unsuccessfully to acquire us in late 2005 and early 2006. Since then, we have been attempting to regain government customers, which subjects us to a number of risks, including:

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

We market and sell our software in North America, South America, Europe, Asia and Australia and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 23% of our total revenue for the six months ended June 30, 2006 and 24% for the six months ended June 30, 2007. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:

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

In order to remain competitive, we intend to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. Any acquisitions we are able to complete may not be accretive to earnings or result in the realization of any expected strategic benefits. Further, completing a potential acquisition and integrating an acquired business will significantly divert management time and resources.

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

We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights. As of the date hereof, we have 34 patent applications pending for examination in the U.S. and foreign jurisdictions. We also hold numerous registered United States and foreign trademarks and have a number of trademark applications pending in the United States and in foreign jurisdictions. Valid patents may not be issued from pending applications, and the claims allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate protection or competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technologies or products is difficult. Our products incorporate open source Snort software, which is readily available to the public. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. It is possible that we may have to resort to litigation to enforce and protect our copyrights, trademarks, patents and trade secrets, which litigation could be costly and a diversion of management resources. If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

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

Technology products such as ours, which interact with multiple components of complex networks, are increasingly subject to infringement claims as the functionality of products in different industry segments overlaps. In particular, our RNA technology is a new technology for which we have yet be issued a patent. It is possible that other companies have patents with respect to technology similar to our technology, including RNA. 10 of our 34 pending patent applications relate to our RNA technology and were filed in 2003, 2004 and 2005. If others filed patent applications before us, which contain allowable claims within the scope of our RNA technology, then we may be found to infringe on such patents, if and when they are issued. We are aware of at least one company that has filed an application for a patent that, on its face, contains claims that may be construed to be within the scope of the same broad technology area as our RNA technology. That company, NetClarity, previously filed a suit against us for misappropriation and incorporation in our products of its proprietary rights, as well as making claims that our RNA technology and 3D security solutions are covered by claims in its pending patent application. This pending patent application has not issued as a patent. On June 7, 2007, we reached a definitive agreement with NetClarity, Inc. to settle this lawsuit and on June 13, 2007, the Superior Court of Suffolk County, Massachusetts entered a Stipulation of Dismissal with prejudice.

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

In addition to MySQL, we rely on other open source software, such as the Linux operating system, the Apache web server and OpenSSL, a secure socket layer implementation. These open source programs are licensed to us under various open source licenses. For example, Linux is licensed under the GNU General Public License Version 2, while Apache and OpenSSL are licensed under other forms of open source license agreements. If we could no longer rely on these open source programs, the functionality of our products would be impaired and, we would be required to expend significant resources to find suitable alternatives.

Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us, no longer offered to us on commercially reasonable terms or offered to us under different licensing terms and conditions. For example, our business could be disrupted if the widely-used Linux operating system were to be released under the new Version 3 of the GNU General Public License, as we could be required to expend significant resources to ensure that our use of Linux, as well as the manner in which our proprietary and other third party software work with Linux, complies with the new version of the GNU General Public License. Additionally, we would be required to either redesign our products to function with software available from other parties or develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.

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

We rely on one manufacturer, Bivio Networks, to build the hardware platform for two models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 4% of our product revenue in the year ended December 31, 2005, approximately 21% of our product revenue in the year ended December 31, 2006 and approximately 10% of our product revenue in the six months ended June 30, 2007. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation which could result in a decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternate manufacturer.

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

Part of our business strategy involves entering into additional agreements with resellers and distributors that permit them to resell our products and service offerings. Revenue resulting from our resellers and distributors accounted for approximately 46% of our total revenue in the year ended December 31, 2004, approximately 49% of our total revenue in the year ended December 31, 2005, approximately 49% of our total revenue in the year ended December 31, 2006 and approximately 52% of our total revenue in the six months ended June 30, 2007. For the year ended December 31, 2005 and for the year ended December 31, 2006, no single reseller, distributor, customer or OEM accounted for more than ten percent of our total revenue. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers or distributors may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business. For example, IBM, our current reseller, completed its acquisition of Internet Security Systems, Inc., one of our competitors, in the fourth quarter of 2006. Sales of our products to IBM or where IBM helped influence the sales process as a percentage of our total revenue were 3.1% and 1.2% for the year ended December 31, 2006 and the year ended December 31, 2005, respectively, and 1.7% for the six months ended June 30, 2007. While we have received oral assurances from IBM that it does not expect any material change to our reseller relationship solely on account of its acquisition of Internet

Security Systems, Inc., we cannot currently anticipate how our relationship with IBM may change. IBM may decide to discontinue reselling our products and services.

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

Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace due to limits on our resources. We have grown from 84 employees at December 31, 2003 to 218 employees at June 30, 2007. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters. In several recent quarters, we have not been able to hire sufficient personnel to keep pace with our growth. In addition to managing our expected growth, we will have substantial additional obligations and costs as a result of becoming a public company in March 2007. These obligations include investor relations, preparing and filing periodic SEC reports, developing and maintaining internal controls over financial reporting and disclosure controls, compliance with corporate governance rules, Regulation FD and other requirements imposed on public companies by the SEC and the NASDAQ Global Market. Fulfilling these additional obligations will make it more difficult to operate a growing company. Any failure to effectively manage growth or fulfill our obligations as a public company could seriously harm our ability to respond to customers, the quality of our software and services and our operating results. To effectively manage growth and operate a public company, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

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

We and certain of our officers and directors have been named as co-defendants in, and are the subject of, certain legal proceedings which may result in substantial costs and divert management’s attention and resources.

As described in “Legal Proceedings” above, multiple federal securities class action lawsuits have been filed naming our company and certain of our officers and directors as co-defendants. We are not able to predict the ultimate outcome of this litigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of additional proceedings, and these proceedings may result in substantial costs and divert management’s attention and resources.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

As of August 2, 2007, we had 24,020,593 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. We and all of our directors and executive officers and certain of our stockholders and option holders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the underwriters of our IPO for a period of 180 days from March 14, 2007, the closing date of the IPO. When this period expires we and our locked-up stockholders will be able to sell our shares in the public market. Sales of a substantial number of such shares upon expiration, or early release, of the lock-up (or the perception that such sales may occur) could cause our share price to fall.

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

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are just beginning the costly and challenging process of compiling the system and processing documentation before we perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our internal control over financial reporting is effective, or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock. Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

We are using the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds in short-term, interest-bearing investment grade securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporation by Reference				Filed
Exhibit			File			with this
Number	Exhibit Description	Form	Number	Exhibit	File Date	10-Q

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Fourth Amended and Restated Bylaws	10-Q	1-33350	3.2	5/4/2007
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006
4.3	2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007
4.4	Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1/A	333-138199	4.4	10/25/2006
4.5	Form of Notice of Stock Option Award under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007
4.6	Form of Notice of Restricted Stock Purchase Award under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007
4.7	Form of Notice of Restricted Stock Purchase Award for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sourcefire, Inc.

By:  /s/ Todd P. Headley
Name: Todd P. Headley

Title:	Chief Financial Officer and Treasurer

August 3, 2007