Form 10-Q
period 2007-09-30
SOURCEFIRE INC
filed 2007-11-07
CIK 1168195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-33350
SOURCEFIRE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2289365 (I.R.S. Employer Identification No.)

9770 Patuxent Woods Drive Columbia, Maryland (Address of Principal Executive Offices)	21046 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     As of November 5, 2007 there were 24,466,816 shares of the registrant’s common stock outstanding.

Sourcefire, Inc.
Index
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30	December 31
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,217	$13,029
Held-to-maturity investments	70,204	12,385
Accounts receivable, net of allowance for doubtful accounts of $147 in 2007 and $166 in 2006	13,920	16,507
Inventory	3,164	2,099
Prepaid expenses and other current assets	2,981	919

Total current assets	117,486	44,939
Property and equipment, net	3,848	2,546
Intangible assets, net	624	—
Held-to-maturity investments, less current portion	5,916	908
Restricted cash	1,000	—
Other assets	329	1,559

Total assets	$129,203	$49,952

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,936	$3,081
Accrued compensation and related expenses	1,979	1,783
Other accrued expenses	1,170	1,312
Current portion of deferred revenue	13,362	11,735
Current portion of long-term debt	—	675
Other current liabilities	721	501

Total current liabilities	19,168	19,087
Deferred revenue, less current portion	2,526	2,380
Long-term debt, less current portion	—	637
Other long-term liabilities	83	—

Total liabilities	21,777	22,104

Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; 2,495,410 shares authorized at December 31, 2006, 2,475,410 shares issued and outstanding at December 31, 2006; aggregate liquidation preference of $14,093 at December 31, 2006; no shares authorized, issued or outstanding at September 30, 2007	—	10,308
Warrants to purchase Series A convertible preferred stock	—	25
Series B convertible preferred stock, $0.001 par value; 7,132,205 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $19,947 at December 31, 2006; no shares authorized, issued or outstanding at September 30, 2007	—	14,265
Series C convertible preferred stock, $0.001 par value; 5,404,043 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $26,050 at December 31, 2006; no shares authorized, issued or outstanding at September 30, 2007	—	18,270
Series D convertible preferred stock, $0.001 par value; 3,264,449 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $29,847 at December 31, 2006; no shares authorized, issued or outstanding at September 30, 2007	—	23,879
Total convertible preferred stock	—	66,747
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 24,464,116 and 3,491,764 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	24	3
Additional paid-in capital	152,733	—
Accumulated deficit	(45,331)	(38,902)

Total stockholders’ equity (deficit)	107,426	(38,899)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$129,203	$49,952

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue:
Products	$9,403	$6,927	$21,103	$18,390
Technical support and professional services	5,403	3,940	15,418	10,544

Total revenue	14,806	10,867	36,521	28,934
Cost of revenue:
Products	2,665	1,813	5,809	4,931
Technical support and professional services	800	725	2,277	2,016

Total cost of revenue	3,465	2,538	8,086	6,947

Gross profit	11,341	8,329	28,435	21,987
Operating expenses:
Research and development	2,895	2,082	8,076	6,334
Sales and marketing	6,746	4,929	18,563	14,512
General and administrative	2,540	1,103	7,288	3,587
Depreciation and amortization	427	306	1,177	912
In-process research and development	2,947	—	2,947	—

Total operating expenses	15,555	8,420	38,051	25,345

Loss from operations	(4,214)	(91)	(9,616)	(3,358)
Other income (expense):
Interest and investment income	1,417	294	3,351	447
Interest expense	—	(20)	(35)	(61)
Other income (expense)	3	22	(9)	56

Total other income (expense)	1,420	296	3,307	442
Income (loss) before income taxes	(2,794)	205	(6,309)	(2,916)
Income tax expense	(50)	—	(120)	—

Net income (loss)	(2,844)	205	(6,429)	(2,916)
Accretion of preferred stock	—	(1,131)	(870)	(2,687)

Net loss attributable to common stockholders	$(2,844)	$(926)	$(7,299)	$(5,603)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.12)	$(0.27)	$(0.38)	$(1.67)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	24,218,634	3,392,526	19,027,750	3,360,099
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share data)
(unaudited)

			Warrants to
			Purchase
			Series A
	Series A Convertible		Convertible	Series B Convertible		Series C Convertible		Series D Convertible				Additional
	Preferred Stock		Preferred	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	2,475,410	$10,308	$25	7,132,205	$14,265	5,404,043	$18,270	3,264,449	$23,879	3,491,764	$3	$—	$(38,902)	$(38,899)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	172,998	1	213	—	214
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	311,798	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,911	—	1,911
Issuance of common stock in initial public offering, net of issuance costs of $8,901	—	—	—	—	—	—	—	—	—	6,185,500	6	83,876	—	83,882
Accretion of convertible preferred stock to redemption value	—	140	—	—	186	—	237	—	307	—	—	(870)	—	(870)
Conversion of preferred stock to common stock	(2,475,410)	(10,448)	(25)	(7,132,205)	(14,451)	(5,404,043)	(18,507)	(3,264,449)	(24,186)	14,302,056	14	67,603	—	67,617
Net loss for the nine months ended September 30, 2007	—	—	—	—	—	—	—	—	—	—	—	—	(6,429)	(6,429)

Balance at September 30, 2007	—	$—	$—	—	$—	—	$—	—	$—	24,464,116	$24	$152,733	$(45,331)	$107,426

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)
Operating activities
Net loss	$(6,429)	$(2,916)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,202	934
Provision for doubtful accounts	(1)	—
Amortization of unearned compensation	—	15
Stock-based compensation	1,911	267
Amortization of (premium) discount on held-to-maturity investments	(933)	5
Write-off of acquired in-process research and development costs	2,947	—
Changes in operating assets and liabilities:
Accounts receivable	2,588	2,430
Inventory	(1,065)	(659)
Prepaid expenses and other assets	(1,871)	(360)
Accounts payable	(1,145)	(104)
Accrued expenses	54	1,657
Deferred revenue	1,773	664
Other current liabilities	303	(21)

Net cash (used in) provided by operating activities	(666)	1,912
Investing activities
Purchase of property and equipment	(2,494)	(815)
Purchase of held-to-maturity investments	(95,895)	(1,401)
Proceeds from maturities of held-to-maturity investments	34,000	2,000
Cash paid for acquisition of ClamAV, including direct acquisition costs of $81	(3,581)	—
Cash held in escrow related to acquisition of ClamAV	(1,000)	—

Net cash used in investing activities	(68,970)	(216)
Financing activities
Borrowings of long-term debt	113	383
Repayments of long-term debt	(1,424)	(403)
Proceeds from issuance of Series D Redeemable Convertible Preferred Stock, net of offering costs	—	22,921
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	86,288	—
Proceeds from exercise of stock options	214	142
Payment of equity offering costs	(1,367)	(708)

Net cash provided by financing activities	83,824	22,335

Net increase in cash and cash equivalents	14,188	24,031
Cash and cash equivalents at beginning of period	13,029	1,106

Cash and cash equivalents at end of period	$27,217	$25,137

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1.  Initial Public Offering
     In March 2007, Sourcefire, Inc. (the “Company”) completed an initial public offering (“IPO”) of common stock in which it sold and issued 6,185,500 shares of common stock, including 865,500 shares sold pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. The Company raised a total of $92.8 million in gross proceeds from the IPO, or approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 14,302,056 shares of common stock.
2.  Description of Business
     Founded in January 2001, Sourcefire, Inc. (the “Company”) is a provider of Enterprise Threat Management (“ETM”) solutions for information technology (“IT”) infrastructures of commercial enterprises (e.g., healthcare, financial services, manufacturing, energy, education, retail, telecommunications) and federal and state government organizations. The Sourcefire 3D™ System—comprised of multiple Sourcefire hardware and software product offerings—provides a comprehensive, intelligent network defense that unifies intrusion prevention system (“IPS”), network behavior analysis (“NBA”), network access control (“NAC”) and vulnerability assessment (“VA”) solutions under a common management framework.
     The Company is also the creator of Snort®, an open source intrusion prevention technology that is incorporated into the IPS software component of the Sourcefire 3D™ System (Discover, Determine, Defend).
     On August 17, 2007, the Company completed its acquisition of ClamAV, an open source gateway anti-virus and anti-malware project. ClamAV will broaden the company’s open source footprint while providing the technology foundation for new products and services that will extend the company’s ETM network security portfolio.
     In addition to its commercial and open source network security products, Sourcefire also offers a variety of services to aid its customers with installing and supporting Sourcefire ETM solutions. Available services include Customer Support, Education, Product Services and Sourcefire Vulnerability Research Team (VRT) Snort rule subscriptions.
3. Summary of Significant Accounting Policies
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
  Inventories
     Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A significant portion of the Company’s inventory includes products used for customer testing and evaluation. This inventory is predominantly located at the customer’s premises. Inventory that is obsolete or in excess of the Company’s forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and evaluation unit age. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological obsolescence of the Company’s products.
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
     The Company allocates the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. However, if the only undelivered elements are elements for which the Company currently has vendor specific objective evidence of fair value, the Company recognizes revenue for the delivered elements based on the residual method as prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.
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
     For the three months ended September 30, 2007 and 2006, the Company had one significant customer, a reseller, that accounted for 15% and 14% of the revenue recognized, respectively. For the nine months ended September 30, 2007, the Company had one significant customer that accounted for 10% of the revenue recognized. For the nine months ended September 30, 2006, the Company had no significant customers that accounted for greater than 10% of the revenue recognized.
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
  Income Taxes
     The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At September 30, 2007 and December 31, 2006, the Company recorded a valuation allowance equal to the full recorded amount of the Company’s net deferred tax assets since it was not more likely than not that such benefits would be realized. The Company recorded a provision for income taxes of $50,000 and $120,000 for the three and nine month periods ended September 30, 2007, respectively, principally related to foreign income taxes.
  Acquired Intangible Assets
     In conjunction with the ClamAV acquisition in 2007, the Company acquired certain marketing related intangible assets totaling $634,000 that will be amortized over their respective estimated useful lives.
     The intangible assets acquired in the ClamAV acquisition were determined to have useful lives of 5 years, with a weighted-average useful life of 5 years. We are amortizing these assets using the straight-line method.
   Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The expense must be recognized ratably over the requisite service period following the date of grant. The Company applied the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), all options granted prior to January 1, 2006 continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Additionally, the pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer provided for outstanding awards accounted for under the intrinsic-value method of APB No. 25 beginning in periods after the adoption of SFAS No. 123(R).

     Based on the estimated grant date fair value of employee stock options subsequently granted or modified, the Company recognized aggregate compensation expense of $626,000 and $109,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,480,000 and $239,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company uses the Black-Scholes option pricing model to estimate the fair value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. However, the Company currently does not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its share prices. Accordingly, the Company uses an alternative method (defined as “calculated value”) that incorporates each of the inputs required by SFAS No. 123(R), with the exception of the expected volatility of its stock. Rather than use the expected volatility of the Company’s own stock, the Company has identified similar public entities for which sufficient historical share price information is available and has considered the volatility of those entities’ share prices in estimating expected volatility. Additionally, the Company has estimated the expected term of granted options to be the weighted-average mid-point between the vesting date and the end of the contractual term of an award, in accordance with SEC Staff Accounting Bulletin No. 107.
     The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2007 was $6.80 per share, and there were no stock options granted during the three months ended September 30, 2006. The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $8.68 and $4.46 per share, respectively, calculated using the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2007	2007	2006
Average risk-free interest rate	4.3%	4.6%	4.7%
Expected dividend yield	—	—	—
Expected useful life (years)	6.25	6.25	6.25
Expected volatility	71.1%	74.9%	80.1%
     The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of September 30, 2007 was $5.7 million, which will be recognized over a weighted-average period of 3.03 years.
     The fair value of the unvested restricted stock awards is measured using the closing price of the Company’s stock on the date of grant, or the estimated fair value of the common stock if granted prior to the Company’s initial public offering. The total compensation expense related to restricted stock awards was $93,000 and $32,000 for the three months ended September 30, 2007 and 2006, respectively, and $431,000 and $42,000 for the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, there was $2.5 million of unrecognized equity-based compensation expense related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average remaining period of 3.38 years.
     Compensation cost under SFAS 123(R) for the three and nine months ended September, 2007 and 2006 is included in the accompanying consolidated statement of operations as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Cost of sales product	11	—	16	—
Cost of sales services	38	—	50	—

Stock based compensation expense included in cost of sales	49	—	66	—
Research and development	88	20	257	43
Sales and marketing	300	55	755	119
General and administrative	282	67	833	120

Stock-based compensation included in operating expenses	670	142	1,845	282
Total stock-based compensation	719	142	1,911	282
Effect on net loss per share:
Basic and diluted	$0.03	$0.04	$0.10	$0.08

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
     The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30
	2007	2006
Options to purchase common stock	3,313,532	2,744,991
Shares of common stock into which outstanding warrants are convertible	36,944	36,944
Shares of common stock into which outstanding preferred stock is convertible	—	14,302,056
Unvested shares of restricted common stock	12,315	81,588

Total	3,362,791	17,165,579
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
4.  Acquisition
     During the quarter, the Company closed on the acquisition of the intellectual property assets of ClamAV, an open source gateway anti-virus and anti-malware project. At closing, the Company paid $3.5 million in cash to the former owners, and deposited an additional $1 million in cash in escrow, which will be paid to the sellers, if at all, upon the completion of the remaining source code.

The Company allocated $2.9 million of the purchase price to in-process research and development and allocated the remaining $634,000 to certain marketing related intangible assets, with the assistance of a third party valuation. The estimated fair value of the in-process research and development project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. The amounts allocated to in-process research and development were immediately expensed, as there is no alternative future use for the acquired technology.
     The $1 million in escrow, if paid to the sellers, will be accounted for as compensation expense in our financial statements, as the sellers are now employees. The Company will evaluate the status of the sellers’ efforts in completing the source code at each reporting date and record a liability when the obligation of payment becomes probable as the payment is contingent upon the completion of the remaining source code. Additionally, the Company will evaluate whether any amount should be capitalized depending on the stage of development that results in the establishment of technological feasibility.
5.  Property and Equipment
     Property and equipment consists of the following (dollars in thousands):

	September 30	December 31
	2007	2006
	(unaudited)
Furniture, fixtures and equipment	$6,789	$5,025
Leasehold improvements	1,699	969

Total property and equipment	8,488	5,994
Less accumulated depreciation and amortization	4,640	3,448

Net property and equipment	$3,848	$2,546

6.  Stock Incentive Plans
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
     The restricted stock awards are subject to various restrictions including time-based vesting provisions, performance-based vesting provisions and provisions for acceleration of vesting upon change in control and in certain other circumstances. The compensation expense associated with these awards is evaluated on a quarterly basis based upon the criteria stated above. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock lapse over a period of 6 to 48 months.

     The following table summarizes the aggregate activity of the plans (dollars in thousands, except per share data):

			Weighted
			Average	Aggregate
	Number of	Range of	Exercise	Intrinsic
	Shares	Exercise Prices	Price	Value
Outstanding at December 31, 2006	3,199,903	$0.24 to $11.34	$2.96
Granted	414,514	$9.72 to $15.49	$12.40
Exercised	(172,998)	$0.24 to $5.26	$1.24
Forfeited	(127,887)	$0.24 to $13.10	$7.00

Outstanding at September 30, 2007	3,313,532	$0.24 to $15.49	$4.06	$18,237
Exercisable at September 30, 2007	2,001,981	$0.24 to $10.41	$1.55	$15,111
Vested and expected to vest at September 30, 2007	3,007,002		$3.72	$17,352
     The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $1,479,000.
     The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Shares	Prices	(Years)	Shares	Prices
$0.24 – $0.32	938,143	$0.29	5.6	935,447	$0.29
$1.14 – $2.03	1,150,417	$1.63	7.2	820,590	$1.54
$3.69 – $10.05	829,153	$7.64	8.9	242,610	$6.32
$10.41 – $15.49	395,819	$12.61	9.0	3,334	$10.41

	3,313,532	$4.06	7.4	2,001,981	$1.55

     Unvested restricted stock awards as of September 30, 2007 and changes during the nine months then ended are as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	27,709	$7.63
Granted	296,404	10.66
Restrictions Lapsed	(27,709)	7.63
Forfeited	—	—

Unvested at September 30, 2007	296,404	10.66

7. Business and Geographic Segment Information
     The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments of its business.
     Revenues by geographic area are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
United States	11,415	9,287	27,981	23,184
All foreign countries	3,391	1,580	8,540	5,750

Consolidated total	$14,806	$10,867	$36,521	$28,934

8. Legal Proceedings
     On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland (the “Court”), against us and certain of our officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against us and certain of our officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al, Case No. 1:07-cv-01351-JFM and Joan Raveill v. Sourcefire, Inc. et al, Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, in an order entered on or about June 29, 2007 by the United States District Court of the Southern District of New York, the court ordered that the Pincus case should be transferred to the United States District Court for the District of Maryland.
     These actions claim to be filed on behalf of all persons or entities who purchased our common stock pursuant to the registration statement and prospectus issued in connection with the Company’s initial public offering. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in the registration statement and prospectus. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.
     On September 4, 2007, the Court granted a motion to consolidate the four putative class action lawsuits into a single civil action. In that same Order, the Court also appointed Ms. Amrheim as lead plaintiff, the law firm of Kaplan Fox & Kilsheimer LLP as lead counsel, and Tydings & Rosenberg LLP as liaison counsel. On October 4, 2007, Ms. Amrheim filed an Amended Consolidated Class Action Complaint asserting legal claims that previously had been asserted in one or more of the four original actions. Pursuant to a Stipulated Motion filed on October 22, 2007, the Company and the Individual Defendants will file a motion to dismiss the Amended Consolidated Class Action Complaint on or before November 20, 2007.
     The Court has not made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in these actions. We intend to vigorously defend these actions.
9. Commitments and Contingencies
     The Company has entered into a purchase commitment with a hardware manufacturing vendor with whom it has a current arrangement. Under the terms of this commitment, the Company has agreed to purchase a fixed quantity of inventory over an 18-month period beginning in May of 2007. The value of the purchase commitment is approximately $800,000 of which $160,000 has been purchased to date.
     Additionally, the Company purchases components for its products from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by the Company. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of September 30, 2007, the Company had total purchase commitments for inventory of approximately $5.5 million, exclusive of the commitment described above.
     The Company maintains office space in the United Kingdom which it intends to vacate within five years. The lease agreement requires that the Company return the office space to its original shell condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $140,000, payable upon termination of the lease. This cost is being accreted based on estimated discounted cash flows over the five year period.
10. Subsequent Event
     On October 3, 2007, the stockholders of the Company approved the 2007 Employee Stock Purchase Plan (the “2007 ESPP”). The Board approved the 2007 ESPP to provide a means by which the Company’s employees (and employees of any parent or subsidiary of the Company as may be designated by the Board) will be given an opportunity to purchase shares of the Company’s common stock. The 2007 ESPP will be administered by the Board or an authorized committee of the Board. An aggregate of one million shares of the Company’s common stock has been reserved for issuance under the 2007 ESPP.

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
Overview
     Sourcefire is a world leader in Enterprise Threat Management (“ETM”) solutions. The Company is transforming the way Global 2000 organizations and government agencies manage and minimize network security risks with its 3D Approach—Discover, Determine, Defend—to securing real networks. The Sourcefire 3D™ System is the first to unify IPS, NBA, NAC and Vulnerability Assessment technologies under a common management framework. This ETM approach equips customers with an efficient and effective layered security defense—protecting network assets before, during and after an attack.
     The Company sells its network security solutions to a diverse customer base that includes 29 of the Fortune 100 and over half of the 30 largest U.S. government agencies. The Company also manages one of the security industry’s leading open source initiatives, Snort.
     The Sourcefire 3D System is comprised of the following hardware and software product offerings:
     Sourcefire Defense Center™ – The nerve center of the Sourcefire 3D System, Defense Center unifies critical network security functions including event monitoring, correlation, and prioritization with network and user intelligence for forensic analysis, trends analysis, reporting and alerting. Defense Center is highly extensible, providing application programming interfaces (“APIs”) to interoperate with a variety of third-party systems (e.g., firewalls, routers, SIEMs, trouble ticketing and patch management systems). Using Defense Center, customers can control multiple Sourcefire 3D Sensors from a single management console while aggregating and analyzing security and compliance events from across the organization.
     Sourcefire 3D Sensors – Scaling from 5 Mbps to 10 Gbps, Sourcefire 3D Sensors are highly scalable, fault-tolerant appliances responsible for processing Sourcefire IPS, RNA, RUA and NetFlow Analysis software applications. Sourcefire 3D Sensors are available with a variety of copper and fiber interfaces to meet the connectivity needs of virtually any organization.
     Sourcefire IPS™ (Intrusion Prevention System) – Built on the foundation of Snort, the world’s most popular open source intrusion prevention technology (also created by Sourcefire), Sourcefire’s IPS uses a rules-based language—a powerful combination of signature-, protocol-, and vulnerability-based inspection methods—to examine network packets for threats. Sourcefire’s IPS allows users to create, edit, and view detection rules, and full packet payloads are logged for every event so users can see exactly what threatening traffic has been detected. Sourcefire 3D Sensors equipped with Sourcefire IPS software can be placed in passive IDS mode to notify users of incoming threats or in inline IPS mode to block incoming threats.

     Sourcefire RNA™ (Real-time Network Awareness) – At the heart of the Sourcefire 3D System is RNA, Sourcefire’s network intelligence product that provides persistent visibility into the composition, behavior, topology (the relationship of network components) and risk profile of the network. Network intelligence derived by RNA provides a platform for Defense Center’s automated decision-making and network policy compliance enforcement. The ability to continuously discover characteristics and vulnerabilities of virtually any computing device communicating on a network enables Sourcefire’s IPS to more precisely identify and block threatening traffic and to more efficiently classify threatening and/or suspicious behavior.
     Sourcefire RUA™ (Real-time User Awareness) – Sourcefire RUA enables customers to link user identity to security and compliance events. RUA leverages existing investments in Active Directory or LDAP systems by pairing usernames with host IP addresses involved in security and compliance events. Additional user attributes—including first name, last name, email address, phone number and department—are also available at one’s fingertips. Now security and compliance events can be addressed quicker than ever, when time is of the essence.
     Sourcefire NetFlow Analysis – Sourcefire NetFlow (NetFlow) aggregates data from Cisco routers and switches, thus extending the reach of Sourcefire’s network behavior analysis, or NBA, solution to corners of the network where Sourcefire 3D Sensors previously did not exist. The combination of RNA and NetFlow data provides customers with the ability to baseline “normal” network traffic across the enterprise, enabling security analysts to detect suspicious deviations (i.e., worm propagation) from established baselines. Further, the ability to analyze NetFlow also provides network managers with the network usage intelligence required to identify performance bottlenecks and/or areas of the network where too much bandwidth has been allocated.
     Sourcefire Intrusion Agent for Snort – Many Sourcefire commercial customers start out as open source Snort users. To ease the migration from Snort to the more scalable and manageable Sourcefire 3D System, Sourcefire offers Intrusion Agent software that can be placed on open source Snort Sensors. This enables customers with Defense Center appliances to aggregate and analyze intrusion events from both open source Snort Sensors and commercial 3D Sensor appliances.
     In addition to its commercial product offerings, Sourcefire also derives revenue from the following service offerings:
     Sourcefire Customer Support – Sourcefire’s customer support is designed to ensure customer satisfaction with Sourcefire products. Sourcefire’s comprehensive support services include technical support online and over the phone, hardware repair/advanced replacement, and ongoing software updates to Sourcefire products.
     Sourcefire Product Services – Sourcefire offers a variety of professional services solutions to provide customers with best practices for planning, installing, configuring, and managing all components of the Sourcefire 3D System. The Sourcefire Product Services Team provides customers with individualized, highly concentrated attention that gives organizations a “running start” and lasting knowledge transfer.
     Sourcefire Education & Certification – Sourcefire offers a variety of training programs to help security professionals using Sourcefire commercial or open source security solutions get the most out of their investment. Sourcefire training includes instructor-led and custom classes delivered at various locations around the world, onsite at customer premises, and online. In addition, Sourcefire provides a path for interested candidates to distinguish themselves through a certification program. Certification can be achieved on both Sourcefire products and open source Snort, including an expert-level exam for those security professionals who want to obtain certification on both technologies. Through testing and training, certification provides customers and their employees with an understanding of individual skills and experience with Snort and Sourcefire products.
     Sourcefire Vulnerability Research Team (VRT) Subscriptions – The Sourcefire VRT is a team of experienced network security developers responsible for writing, testing and publishing Snort rules to defend against both known and zero-day exploits. Snort rules published by the Sourcefire VRT are made available to open source Snort users at no charge on a 30-day delayed basis. Real-time VRT rules updates are made available to Sourcefire commercial IPS customers with an active customer support agreement and to open source Snort users on a subscription basis.
Initial Public Offering
     In March 2007, we completed the initial public offering or IPO of our common stock in which we sold and issued 6,185,500 shares of our common stock, including 865,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. We raised a total of $92.8 million in gross proceeds from the IPO, or approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 14,302,056 shares of common stock.

Acquisition
     During the quarter, we closed on our acquisition of the intellectual property assets of ClamAV, an open source gateway anti-virus and anti-malware project. We paid $3.5 million in cash to the former owners, and deposited $1 million in cash in escrow, which will be paid to the sellers upon the completion of the remaining source code, which we currently expect in the first quarter of 2008. We allocated $2.9 million of the purchase price to in-process research and development and allocated the remaining $634,000 to certain marketing related intangible assets, with the assistance of a third party valuation. The estimated fair value of the in-process research and development project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. The amounts allocated to in-process research and development were immediately expensed as there is no alternative future use for the acquired technology.
     The $1 million in escrow, if paid to the sellers, will be accounted for as compensation expense, as the sellers are now our employees. We will evaluate the status of the sellers’ efforts in completing the source code at each reporting date and record a liability when the obligation of payment becomes probable as the payment is contingent upon the completion of the remaining source code. Additionally, we will evaluate whether any amount should be capitalized depending on the stage of development that results in the establishment of technological feasibility.
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
     We sell our network security solutions globally. However, over 80% of our revenue for 2006 and 77% of our revenue for the nine months ended September 30, 2007 was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we execute our strategy to strengthen our international presence. We also expect that our revenue from sales through OEMs and distributors will increase in amount and as a percentage of total revenue as we execute our strategy to expand such relationships. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, our business does not have reportable segments.

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
Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs and, in the limited instance where we lease our network security solutions to our customers, depreciation and amortization. For the three months ended September, 2007 and 2006, cost of product revenue was 28% and 26% of total product revenue for each period, respectively. For the nine months ended September, 2007 and 2006, cost of product revenue was 28% and 27% of total product revenue for each period, respectively. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, per unit hardware cost has remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and associated overhead expenses, such as occupancy costs and fringe benefits costs, as part of managing the outsourced manufacturing process. These costs are included as a component of our cost of product revenue, but they have not been material.
     Cost of service revenue includes the direct labor costs of professionals and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs. Additionally, we include in cost of service revenue an allocation of overhead expenses such as occupancy costs, fringe benefits and supplies as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty. For the three months ended September 30, 2007 and 2006, cost of service revenue was 15% and 18%, respectively, of total service revenue. For the nine months ended September 30, 2007 and 2006, cost of service revenue was 15% and 19%, respectively, of total service revenue. We anticipate incurring an increasing amount of costs in the future for additional personnel to support and service our growing customer base.
Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Although we have not had to reduce the prices of our products or vary our pricing policy in recent years, our gross profit would be adversely affected by price declines if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter. For the three months ended September 30, 2007 and 2006, gross profit was 77% of total revenue for both periods. For the nine months ended September 30, 2007 and 2006, gross profit was 78% and 76%, respectively, of total revenue. Based on current market conditions, we do not expect these percentages to change significantly in the foreseeable future, although unexpected pricing pressures or an increase in hardware or other costs would cause our gross profit percentage to decline.

Operating Expenses
     Research and Development. Research and development expenses consist primarily of payroll, benefits and related occupancy and other overhead for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.
     We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the foreseeable future, but should decline moderately as a percentage of total revenue as we expect to grow our revenues more rapidly than our research and development expenditures. For the three months ended September 30, 2007 and 2006, research and development expense was $2.9 million and $2.1 million, or 20% and 19% of total revenue, respectively. For the nine months ended September 30, 2007 and 2006, research and development expense was $8.1 million and $6.3 million, or 22% of total revenue for both periods.
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
     For the three months ended September 30, 2007 and 2006, sales and marketing expense was $6.7 million and $4.9 million, or 46% of total revenue for both periods. For the nine months ended September 30, 2007 and 2006, sales and marketing expense was $18.6 million and $14.5 million, or 51% and 50% of total revenue, respectively.
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
     For the three months ended September 30, 2007 and 2006, general and administrative expense was $2.5 million and $1.1 million, or 16% and 10% of total revenue, respectively. For the nine months ended September 30, 2007 and 2006, general and administrative expense was $7.3 million and $3.6 million, or 20% and 13% of total revenue, respectively.
     Acquired in-process research and development costs. Acquired in-process research and development costs consists of amounts allocated to acquired assets for which technological feasibility has not yet been reached and no alternative future use exists.
     As we consider merger and acquisition opportunities in the future, the purchase price for any such completed transactions must be allocated to the assets acquired on the basis of their relative fair value. We plan to determine these allocations using the assistance of third party valuation practitioners. These allocations may result in assigning a portion of the purchase price to in-process research and development which is then immediately expensed.
     For the three and nine months ended September 30, 2007 acquired in-process research and development costs were $2.9 million for both periods. There was no corresponding expense during the same periods in 2006.
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

     As a result of adopting SFAS No. 123(R) on January 1, 2006, based on the estimated grant date fair value of employee stock options subsequently granted or modified, we recognized aggregate stock-based compensation expense of $719,000 and $142,000 for the three months ended September 30, 2007 and 2006, respectively and $1,911,000 and $282,000 for the nine months ended September 30, 2007 and 2006, respectively. We use the Black-Scholes option pricing model to estimate the calculated value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.
     The grant date fair value of options not yet recognized as expense as of September 30, 2007 aggregated approximately $5.7 million, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.03 years. We expect to record aggregate amortization of stock-based compensation related to granted stock options of approximately $0.5 million for the remainder of fiscal year 2007 and $1.9 million, $1.8 million, $1.3 million and $0.2 million during fiscal years 2008, 2009, 2010 and 2011, respectively, from these outstanding awards, subject to continued vesting.
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
     We believe that, of our significant accounting policies, which are described in Note 3 to our unaudited consolidated financial statements contained in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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
     We allocate the total value of the arrangement among each deliverable based on its fair value as determined by vendor-specific objective evidence, such as standard product discount levels, daily service rates and consistent support level renewal pricing. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, all revenue from the arrangement is further deferred until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined or all elements of the arrangement have been delivered. However, if the only undelivered elements are those for which we currently have established vendor specific objective evidence of fair value, we recognize revenue for the delivered elements using the residual method. Changes in judgments and estimates about these assumptions could materially impact the timing of revenue recognition.
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
     For the period after March 9, 2007 and through September 30, 2007, we granted additional options to employees to purchase an aggregate of 289,541 shares of common stock. In accordance with the terms of our 2007 Stock Incentive Plan, the exercise prices for these grants are equal to the per share price of our common stock as reported on NASDAQ Global Market as of the close of business on the respective grant dates.
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
     Accounting for Income Taxes.  We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At September 30, 2007 and December 31, 2006, we recorded a valuation allowance equal to our net deferred tax assets since it was not more likely than not that such benefits would be realized. We recorded a provision for income taxes of $50,000 for the three month period ended September 30, 2007 and $120,000 for the nine month period ended September 30, 2007 principally related to foreign income taxes. For the year ending December 31, 2007, we anticipate an overall effective income tax rate of (13)%, consisting of state and foreign income taxes, and alternative minimum tax. The change in the overall effective income tax rate from the prior quarter was due to changes in forecasted net income(loss) for the year and tax projections for the Company’s various tax jurisdictions.

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
Results of Operations
     The following table sets forth our results of operations for the periods shown:

	Three Months Ended				Nine Months Ended
	September 30		Variance		September 30		Variance
	2007	2006	$	%	2007	2006	$	%
Revenue:
Products	$9,403	$6,927	$2,476	36%	$21,103	$18,390	$2,713	15%
Technical Support and Professional Services	5,403	3,940	1,463	37%	15,418	10,544	4,874	46%

Total revenue	14,806	10,867	3,939	36%	36,521	28,934	7,587	26%
Cost of revenue:
Products	2,665	1,813	852	47%	5,809	4,931	878	18%
Technical Support and Professional Services	800	725	75	10%	2,277	2,016	261	13%

Total cost of revenue	3,465	2,538	927	37%	8,086	6,947	1,139	16%

Gross profit	11,341	8,329	3,012	36%	28,435	21,987	6,448	29%
Operating expenses:
Research and development	2,895	2,082	813	39%	8,076	6,334	1,742	28%
Sales and marketing	6,746	4,929	1,817	37%	18,563	14,512	4,051	28%
General and administrative	2,540	1,103	1,437	130%	7,288	3,587	3,701	103%
Depreciation and amortization	427	306	121	40%	1,177	912	265	29%
Write-off of acquired in-process research and development costs	2,947	—	2,947	100%	2,947	—	2,947	100%

Total operating expenses	15,555	8,420	7,135	85%	38,051	25,345	12,706	50%

Operating loss	(4,214)	(91)	(4,123)	4531%	(9,616)	(3,358)	(6,258)	(186%)
Other income (expense), net	1,420	296	1,124	380%	3,307	442	2,865	648%

Income (loss) before income taxes	(2,794)	205	(2,999)	(1463%)	(6,309)	(2,916)	(3,393)	(116%)
Income tax expense	(50)	—	(50)	100%	(120)	—	(120)	100%

Net Income (loss)	$(2,844)	$205	$(3,049)	(1487%)	$(6,429)	$(2,916)	$(3,513)	(120%)

     The following table sets forth our results of operations as a percentage of total revenue for the periods shown:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
Revenue:
Products	64%	64%	58%	64%
Technical Support and Professional Services	36%	36%	42%	36%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Products	18%	17%	16%	17%
Technical Support and Professional Services	5%	6%	6%	7%
Total cost of revenue	23%	23%	22%	24%
Gross profit	77%	77%	78%	76%
Operating expenses:
Research and development	20%	19%	22%	22%
Sales and marketing	46%	46%	51%	50%
General and administrative	16%	10%	20%	13%
Depreciation and amortization	3%	3%	3%	3%
Write-off of acquired in-process research and development costs	20%	0%	8%	0%

Total operating expenses	105%	78%	104%	88%

Operating loss	(28)%	(1)%	(26)%	(12)%

Other income (expense), net	10%	3%	9%	2%
Income (loss) before income taxes	(18)%	2%	(17)%	(10)%

Income tax expense	(1)%	0%	(1)%	0%

Net income (loss)	(19)%	2%	(18)%	(10)%

Comparison of Three Months Ended September 30, 2007 and 2006
     Revenue.  Total revenue increased 36% to $14.8 million in the three months ended September 30, 2007 from $10.9 million in the three months ended September 30, 2006. Product revenue increased to $9.4 million in the three months ended September 30, 2007 from $6.9 million in the three months ended September 30, 2006. We did not ship any new products that had a material effect on revenue during the three months ended September 30, 2007, nor did we change the prices of our products significantly during the three months ended September 30, 2007. The increase in product revenue was driven primarily due to higher demand for our sensor products which increased $2.6 million and additional royalty sales which increased $400,000. These increases were offset by a decrease in sales of our RNA Host License products of $520,000. Our services revenue increased 37% to $5.4 million in the three months ended September 30, 2007 from $3.9 million in the three months ended September 30, 2006. The increase in service revenue was attributable primarily to the fact that our support services are being provided to a larger installed customer base comprised of new customers as well as current customers who have renewed their maintenance subscriptions.
     Cost of Revenue.  Total cost of revenue increased 37% to $3.5 million in the three months ended September 30, 2007, compared to $2.5 million in the three months ended September 30, 2006. Product cost of revenue was $2.7 million for the three months ended September 30, 2007 and $1.8 million for the three months ended September 30, 2006. The increase in product cost of revenue was driven primarily due to higher volume demand for our sensor products for which we must procure and provide the hardware platform to our customers. During the three months ended September 30, 2007, we did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. Our services cost of revenue increased 10% to $800,000 in the three months ended September 30, 2007, compared to $725,000 in the three months ended September 30, 2006. This increase was attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.

     Gross Profit.  Gross profit increased $3.0 million, or 36%, to $11.3 million in the three months ended September 30, 2007, from $8.3 million in the three months ended September 30, 2006. Gross profit as a percentage of total revenue was 77% for the three months ended September 30, 2007 and September 30, 2006. Our service revenue gross margin increased as service revenues grew at a higher rate than our service expenses. This was offset, however, by a decrease in our product revenue gross margin as we incurred additional hardware platform costs primarily due to the product mix sold being more appliance based. This resulted in the gross margin percentage between periods remaining flat.
     Research and Development.  Research and development expenses increased 39% to $2.9 million, or 20% of total revenue, in the three months ended September 30, 2007 from $2.1 million, or 19% of total revenue, in the three months ended September 30, 2006. The increase in the amount of research and development expenses was primarily due to an increase in payroll, benefits and overhead expenses of $547,000, an increase of consulting expenses of $142,000 and an increase in stock-based compensation expense of $68,000 all of which resulted from adding personnel in our research and development department to support the release of updates and enhancements to our 3D products.
     Sales and Marketing.  Sales and marketing expenses increased 37% to $6.7 million, or 46% of total revenue, in the three months ended September 30, 2007 from $4.9 million, or 46% of total revenue, in the three months ended September 30, 2006. The increase in the amount of sales and marketing expenses was primarily due to an increase of $632,000 in payroll and benefit expenses for additional sales and marketing personnel, an increase of $111,000 in sales travel and entertainment expenses, an increase of $245,000 for stock-based compensation expense and an increase in $234,000 for advertising, promotion, partner marketing programs and trade show expenses in support of our network security solutions.
     General and Administrative.  General and administrative expenses increased 130% to $2.5 million, or 16% of total revenue in the three months ended September 30, 2007 from $1.1 million, or 10% of total revenue in the three months ended September 30, 2006. This increase in general and administrative expense was primarily due to increase of  payroll and benefits of $409,000 for personnel hired in our accounting, information technology, human resources and legal departments, an increase of $215,000 for stock-based compensation expense, an increase of  $403,000 in consultant fees related to audit, tax and regulatory compliance, and an increase of  $136,000 in insurance premiums primarily due to an increase in our D&O insurance coverage.
     Depreciation and Amortization.  Depreciation and amortization expenses increased 40% to $427,000 in the three months ended September 30, 2007 from $306,000 in the three months ended September 30, 2006. These expenses increased principally due to amortization of leasehold improvements to our UK office, additional lab and testing equipment purchased for the engineering department and personal computers purchased for personnel hired since September 30, 2006.
     Acquired in-process research and development costs. For the three month period ended September 30, 2007 charges for in-process research and development totaled $2.9 million with no corresponding expense during the same period in 2006. The charge in 2007 is attributable to the August 2007 acquisition of certain assets of ClamAV for which technological feasibility had not yet been reached and no alternative future use existed.
     Other income (expense).  Other income (expense) increased $1.1 million to $1.4 million during the three months ended September 30, 2007 from $296,000 in the three months ended September 30, 2006. The increase was primarily due to an increase in interest and investment income as a result of higher cash balances resulting from our March 2007 IPO.
     Provision for income taxes.  The provision for income taxes was $50,000 for the three months ended September 30, 2007 as compared to no provision for the three months ended September 30, 2006. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At September 30, 2007 and 2006, our net deferred tax assets were fully reserved. The provision for income taxes of $50,000 for the three months ended September 30, 2007 principally relates to foreign income taxes.

Comparison of Nine Months Ended September 30, 2007 and 2006
     Revenue.  Total revenue increased 26% to $36.5 million in the nine months ended September 30, 2007 from $28.9 million in the nine months ended September 30, 2006. Product revenue increased 15% to $21.1 million in the nine months ended September 30, 2007 from $18.4 million in the nine months ended September 30, 2006. We did not ship any new products that had a material effect on revenue during the nine months ended September 30, 2007, nor did we change the prices of our products significantly during the nine months ended September 30, 2007. The increase in product revenue was driven primarily due to higher demand for our defense center and sensor products which increased $2.3 million and royalty sales which increased $661,000; these increases were offset by a decrease in sales of our RNA Host License products of $433,000. Our services revenue increased 46% to $15.4 million in the nine months ended September 30, 2007 from $10.5 million in the nine months ended September 30, 2006. The increase in service revenue was attributable primarily to the fact that our support services are being provided to a larger installed customer base comprised of new customers as well as current customers who have renewed their maintenance subscriptions.
     Cost of Revenue.  Total cost of revenue increased 16% to $8.1 million in the nine months ended September 30, 2007, compared to $6.9 million in the nine months ended September 30, 2006. Product cost of revenue increased 18% to $5.8 million in the nine months ended September 30, 2007, compared to $4.9 million in the nine months ended September 30, 2006. The increase in product cost of revenue was primarily due to higher volume demand for our sensor and defense center products for which we must procure and provide the hardware platform to our customers. During the nine months ended September 30, 2007, we did not experience a material increase in our overall cost per unit of hardware platforms, which is the largest component of our product cost of revenue. Our services cost of revenue increased 13% to $2.3 million in the nine months ended September 30, 2007, compared to $2.0 million in the nine months ended September 30, 2006. This increase was attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross Profit.  Gross profit increased $6.4 million, or 29%, to $28.4 million in the nine months ended September 30, 2007, from $22.0 million in the nine months ended September 30, 2006. Gross profit as a percentage of total revenue increased to 78% in the nine months ended September 30, 2007, from 76% in the nine months ended September 30, 2006. The increase in the gross profit percentage was due primarily to our service revenue growing at a higher rate than our service expenses.
     Research and Development.  Research and development expenses increased 28% to $8.1 million, or 22% of total revenue, in the nine months ended September 30, 2007 from $6.3 million, or 22% of total revenue, in the nine months ended September 30, 2006. The increase in the amount of research and development expenses was primarily due to an increase in payroll and benefits of $1.3 million, an increase in facility overhead of $311,000 and an increase in stock-based compensation expense of $214,000 all of which resulted from adding personnel in our research and development department to support the release of updates and enhancements to our 3D products. These increases were offset by a reduction in consulting expenses of $77,000.
     Sales and Marketing.  Sales and marketing expenses increased 28% to $18.6 million, or 51% of total revenue, in the nine months ended September 30, 2007 from $14.5 million, or 50% of total revenue, in the nine months ended September 30, 2006. The increase in the amount of sales and marketing expenses was primarily due to an increase of $1.9 million in salary and benefit expenses for additional sales and marketing personnel, an increase of $636,000 for stock-based compensation expense, an increase of $350,000 in sales travel and entertainment expenses and an increase in $558,000 for advertising, promotion, partner marketing programs and trade show expenses in support of our network security solutions.
     General and Administrative.  General and administrative expenses increased 103% to $7.3 million, or 20% of total revenue in the nine months ended September 30, 2007 from $3.6 million, or 13% of total revenue in the nine months ended September 30, 2006. This increase in general and administrative expense was primarily due to an increase in payroll and benefits of $928,000 for personnel hired in our accounting, information technology, human resources and legal departments, an increase of $713,000 for stock-based compensation expense, an increase of $703,000 in consultant fees related to audit, tax and regulatory compliance, and an increase of $334,000 in insurance premiums primarily due to an increase in our D&O insurance coverage.
     Depreciation and Amortization.  Depreciation and amortization expenses increased 29% to $1.2 million in the nine months ended September 30, 2007 from $912,000 in the nine months ended September 30, 2006. These expenses increased principally due to amortization of leasehold improvements to our UK office, additional lab and testing equipment purchased for the engineering department and personal computers purchased for personnel hired since September 30, 2006.

     Acquired in-process research and development costs. For the nine month period ended September 30, 2007 charges for in-process research and development totaled $2.9 million with no corresponding expense during the same period in 2006. The charge in 2007 is attributable to the August 2007 acquisition of certain assets of ClamAV for which technological feasibility had not yet been reached and no alternative future use existed.
     Other income (expense).  Other income (expense) increased $2.9 million to $3.3 million during the nine months ended September 30, 2007 from $442,000 in the nine months ended September 30, 2006. The increase was primarily due to an increase in interest and investment income as a result of higher cash and investment balances resulting from our March 2007 IPO.
     Provision for income taxes.  The provision for income taxes was $120,000 for the nine months ended September 30, 2007. We did not record a provision for the nine months ended September 30, 2006. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At September  30, 2007 and 2006, our net deferred tax assets were fully reserved. The provision for income taxes of $120,000 for the nine months ended September 30, 2007 principally relates to foreign income taxes.
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
Liquidity and Capital Resources
     At September 30, 2007 our principal sources of liquidity were cash and cash equivalents of $27.2 million, held-to-maturity investments of $76.1 million and accounts receivable of $13.9 million. At September 30, 2007, we had working capital of approximately $98.3 million.
     Prior to our IPO in March 2007, we funded our operations primarily through private sales of our convertible preferred stock and collections from our customers and, to a lesser extent, borrowings under a credit facility. In March 2007, we completed our IPO which provided us with aggregate net proceeds of $83.9 million.
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

Operating Activities
      The decrease of $2.6 million in net cash provided by operating activities during the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to an increase of cash used to purchase inventory of long lead time items, an increase of our net loss and an increase in pre-payments by us for service contracts, licensing agreements and marketing events. These uses of cash were offset partially by cash provided by an increase in deferred revenue, an increase in stock-based compensation expense and the write-off of acquired in-process research and development costs due to the ClamAV acquisition.
Investing Activities
     The increase of $68.8 million in net cash used in investing activities during the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to an increase in purchases of short and long-term held-to-maturity investments, the cash paid for the ClamAV acquisition, an increase in leasehold improvements for our office space in the U.K. and computer and network equipment for additional personnel.
Financing Activities
     The increase of $61.5 million in net cash provided by financing activities during the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to the $83.9 million net cash proceeds of our IPO, offset by the retirement of indebtedness in 2007 in the amount of $1.4 million and proceeds received from a private equity financing of $23.0 million in May and June of 2006.
Working Capital and Capital Expenditure Needs
     We believe that the anticipated net proceeds from our future operations, together with our cash balance at September 30, 2007 will be sufficient to fund our projected operating requirements for at least the next 12 months. Except as disclosed in the Contractual Obligations table below, we currently have no material cash commitments, except for normal recurring trade payables and expense accruals. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our outsourced approach to manufacturing provides us with significant flexibility in both managing inventory levels and financing our inventory. In the event that our revenue plan does not meet our expectations, we may be required to eliminate or curtail expenditures to mitigate the impact on our working capital. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, the acquisition of new capabilities or technologies, and the continuing market acceptance of our products and services. Moreover, to the extent that existing cash, cash equivalents, held-to-maturity investments and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.
     Although we are currently not a party to any binding commitments with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     Our principal commitments consist of obligations under our equipment facility, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of September 30, 2007 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years
Operating Leases	$4,802	$1,516	$2,509	$777
Purchase Commitments(1)	6,140	6,140	—	—

(1)	We entered into a purchase commitment with a hardware manufacturing vendor with whom we have a current arrangement. Under the terms of this commitment, we have agreed to purchase a fixed quantity of inventory over an 18-month period. The value of the purchase commitment is approximately $800,000 of which $160,000 has been purchased to date. Additionally, we purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of September 30, 2007, we had total purchase commitments for inventory of approximately $5.2 million, exclusive of the commitments described above.

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
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and held-to-maturity investments totaling $103.3 million at September 30, 2007. The unrestricted cash and cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Securities Class Action Lawsuits
     On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland (the “Court”), against us and certain of our officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against us and certain of our officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al, Case No. 1:07-cv-01351-JFM and Joan Raveill v. Sourcefire, Inc. et al, Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, in an order entered on or about June 29, 2007 by the United States District Court of the Southern District of New York, the court ordered that the Pincus case should be transferred to the United States District Court for the District of Maryland.
     These actions claim to be filed on behalf of all persons or entities who purchased our common stock pursuant to the registration statement and prospectus issued in connection with the Company’s initial public offering. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in the registration statement and prospectus. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.
     On September 4, 2007, the Court granted a motion to consolidate the four putative class action lawsuits into a single civil action. In that same Order, the Court also appointed Ms. Amrheim as lead plaintiff, the law firm of Kaplan Fox & Kilsheimer LLP as lead counsel, and Tydings & Rosenberg LLP as liaison counsel. On October 4, 2007, Ms. Amrheim filed an Amended Consolidated Class Action Complaint asserting legal claims that previously had been asserted in one or more of the four original actions. Pursuant to a Stipulated Motion filed on October 22, 2007, the Company and the Individual Defendants will file a motion to dismiss the Amended Consolidated Class Action Complaint on or before November 20, 2007.
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
     We have incurred operating losses each year since our inception in 2001. Our net loss was approximately $2.9 million for the nine months ended September 30, 2006 and $6.4 million for the nine months ended September 30, 2007. Our accumulated deficit as of September 30, 2007 is approximately $45.3 million. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing and our losses have generally been decreasing when compared to prior periods, there can be no assurances that we will become profitable in the near future or at any other time. We may never achieve profitability and, even if we do, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will continue to increase in the foreseeable future as we seek to expand our customer base, increase our sales and marketing efforts, continue to invest in research and development of our technologies and product enhancements and incur significant new costs associated with becoming a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. In addition, if our new products and product enhancements fail to achieve adequate market acceptance, our revenue will suffer. If we cannot increase our revenue at a greater rate than our expenses, we will not become and remain profitable.

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
     We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. No single customer contributed greater than 10% of our recurring maintenance and support revenues in 2005 or 2006. For the nine months ended September 30, 2007, one customer accounted for 10% of our support revenue recognized. If customers choose not to continue their maintenance service, our revenue may decline.

If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.
     Contracts with the U.S. federal and state and other national and state government agencies accounted for 13% and 12% of our total revenue for the nine months ended September 30, 2006 and September 30, 2007, respectively. We lost many government agency customers when a foreign company tried unsuccessfully to acquire us in late 2005 and early 2006. Since then, we have been attempting to regain government customers, which subjects us to a number of risks, including:
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
     We market and sell our software in North America, South America, Europe, Asia and Australia and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 20% of our total revenue for the nine months ended September 30, 2006 and 23% for the nine months ended September 30, 2007. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
     Our products are distributed with software programs licensed to us by third party authors under “open source” licenses, which may include the GPL, the GNU Lesser Public License, or LGPL, the BSD License and the Apache License. These open source software programs include, without limitation, Snort(R), Linux, Apache, Openssl, Etheral, IPTables, Tcpdump and Tripwire. These third party open source programs are typically licensed to us for a minimal fee or no fee at all, and the underlying license agreements generally require us to make available to the open source user community the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third party open source software programs. With the exception of Snort, we have not created any modifications or derivative works to any other open source software programs referenced above. We regularly release updates and upgrades to the Snort software program under the terms and conditions of the GNU GPL version 2.

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
     We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights. As of the date hereof, we have 1 patent issued and 33 applications pending for examination in the U.S. and foreign jurisdictions. We also hold numerous registered United States and foreign trademarks and have a number of trademark applications pending in the United States and in foreign jurisdictions. Valid patents may not be issued from pending applications, and the claims allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate protection or competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technologies or products is difficult. Our products incorporate open source Snort software, which is readily available to the public. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. It is possible that we may have to resort to litigation to enforce and protect our copyrights, trademarks, patents and trade secrets, which litigation could be costly and a diversion of management resources. If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

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
     Technology products such as ours, which interact with multiple components of complex networks, are increasingly subject to infringement claims as the functionality of products in different industry segments overlaps. In particular, our RNA technology is a new technology for which we have yet be issued a patent. It is possible that other companies have patents with respect to technology similar to our technology, including RNA. Ten of our 33 pending patent applications relate to our RNA technology and were filed in 2003, 2004 and 2005. If others filed patent applications before us, which contain allowable claims within the scope of our RNA technology, then we may be found to infringe on such patents, if and when they are issued. We are aware of at least one company that has filed an application for a patent that, on its face, contains claims that may be construed to be within the scope of the same broad technology area as our RNA technology. That company, NetClarity, previously filed a suit against us for misappropriation and incorporation in our products of its proprietary rights, as well as making claims that our RNA technology and 3D security solutions are covered by claims in its pending patent application. This pending patent application has not issued as a patent. On June 7, 2007, we reached a definitive agreement with NetClarity, Inc. to settle this lawsuit and on June 13, 2007, the Superior Court of Suffolk County, Massachusetts entered a Stipulation of Dismissal with prejudice.
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
     We rely on one manufacturer, Bivio Networks, to build the hardware platform for two models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 4% of our product revenue in the year ended December 31, 2005, approximately 21% of our product revenue in the year ended December 31, 2006 and approximately 20% of our product revenue in the nine months ended September 30, 2007. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation which could result in a decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternate manufacturer.
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
     Part of our business strategy involves entering into additional agreements with resellers and distributors that permit them to resell our products and service offerings. Revenue resulting from our resellers and distributors accounted for approximately 46% of our total revenue in the year ended December 31, 2004, approximately 49% of our total revenue in the year ended December 31, 2005, approximately 49% of our total revenue in the year ended December 31, 2006 and approximately 55% of our total revenue in the nine months ended September 30, 2007. For the year ended December 31, 2005 and for the year ended December 31, 2006, no single reseller, distributor, customer or OEM accounted for more than ten percent of our total revenue. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers or distributors may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business. For example, IBM, our current reseller, completed its acquisition of Internet Security Systems, Inc., one of our competitors, in the fourth quarter of 2006. Sales of our products to IBM or where IBM helped influence the sales process as a percentage of our total revenue were 3.1% and 1.2% for the year ended December 31, 2006 and the year ended December 31, 2005, respectively, and 1.3% for the nine months ended September 30, 2007. While we have received oral assurances from IBM that it does not expect any material change to our reseller relationship solely on account of its acquisition of Internet Security Systems, Inc., we cannot currently anticipate how our relationship with IBM may change. IBM may decide to discontinue reselling our products and services.

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
     Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace due to limits on our resources. We have grown from 84 employees at December 31, 2003 to 227 employees at September 30, 2007. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters. In several recent quarters, we have not been able to hire sufficient personnel to keep pace with our growth. In addition to managing our expected growth, we will have substantial additional obligations and costs as a result of becoming a public company in March 2007. These obligations include investor relations, preparing and filing periodic SEC reports, developing and maintaining internal controls over financial reporting and disclosure controls, compliance with corporate governance rules, Regulation FD and other requirements imposed on public companies by the SEC and the NASDAQ Global Market. Fulfilling these additional obligations will make it more difficult to operate a growing company. Any failure to effectively manage growth or fulfill our obligations as a public company could seriously harm our ability to respond to customers, the quality of our software and services and our operating results. To effectively manage growth and operate a public company, we will need to implement additional management information systems, improve our operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.
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
      As of November 5, 2007, we had 24,466,816 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes an aggregate of approximately 10.7 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our initial public offering, who may sell such shares at their discretion subject to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
     Our portion of the net proceeds from the initial public offering was approximately $83.9 million after deducting underwriting discounts and commissions of approximately $1.05 per share, or $6.5 million in the aggregate, and $2.4 million in offering expenses. We did not receive any proceeds for the sale of the 450,000 shares by selling stockholders.
     We are using the net proceeds from the offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds in short-term, interest-bearing investment grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On October 3, 2007, we held an annual meeting of our stockholders to vote on the following proposals.
1.	To elect the following nominees for election as directors:

Nominee	Votes For	Votes Withheld

Mr. E. Wayne Jackson, III	20,647,785	157,401
Mr. Asheem Chandna	20,772,097	32,089
In addition to Messrs. Jackson and Chandna, each of Martin A. Roesch, Tim A Guleri, Joseph R. Chinnici, Arnold L. Punaro and Steven R. Polk continued as directors of our company after the meeting.

2.	Approval of the 2007 Employee Stock Purchase Plan.

Vote results, Proposal 2:

For	Against	Abstain	Broker Non-Votes

19,814,504	166,988	90	823,604
This proposal was approved by the majority of shares voted.

3.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Vote results, Proposal 3:

For	Against	Abstain

20,652,087	145,864	7,235
ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS

		Incorporation by Reference
						Filed
Exhibit			File			with this
Number	Exhibit Description	Form	Number	Exhibit	File Date	10-Q

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fourth Amended and Restated Bylaws	10-Q	1-33350	3.2	5/4/2007

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006

4.3	2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007

4.4	Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1/A	333-138199	4.4	10/25/2006

4.5	Form of Notice of Stock Option Award under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007

4.6	Form of Notice of Restricted Stock Purchase Award under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007

4.7	Form of Notice of Restricted Stock Purchase Award for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007

10.1	Employment Agreement of Douglas W. McNitt					X

10.2	Separation Agreement of Joseph Boyle					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sourcefire, Inc.

By:	/s/ Todd P. Headley

Name: Todd P. Headley
Title: Chief Financial Officer and Treasurer
November 6, 2007