Form 10-K
period 2007-12-31
SOURCEFIRE INC
filed 2008-02-28
CIK 1168195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-33350

SOURCEFIRE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	52-2289365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9770 Patuxent Woods Drive Columbia, Maryland (Address of Principal Executive Offices)	21046 (Zip Code)

Registrant’s telephone number, including area code:
(410) 290-1616

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, there were 24,108,428 shares of the registrant’s Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant, based upon the closing sale price ($13.99) of such shares on the Nasdaq Global Market for such date, was approximately $183.4 million.

As of February 25, 2008, there were outstanding 24,647,719 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2007.

SOURCEFIRE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

References in this Annual Report on Form 10-K to “Sourcefire,” “we,” “us”, “our” or “the Company” refer to Sourcefire, Inc. and its subsidiaries, taken as a whole, unless a statement specifically refers to Sourcefire, Inc.

FORWARD-LOOKING STATEMENTS

This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and generally can be identified by use of expressions such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “foresee,” “believe,” “estimate,” and similar expressions, as well as statements in future tense. These forward-looking statements include, but are not limited to, the following:

•	expected growth in the markets for network security products;

•	our plans to continue to invest in and develop innovative technology and products for our existing markets and other network security markets;

•	the timing of expected introductions of new or enhanced products;

•	our expectation of growth in our customer base and increasing sales to existing customers;

•	our plans to increase revenue through more relationships with original equipment manufacturers, resellers, distributors, government suppliers and co-marketers;

•	our plans to grow international sales;

•	our plans to acquire and integrate new businesses and technologies;

•	our plans to hire more network security professionals and broaden our knowledge base; and

•	our plans to hire additional sales personnel and the additional revenue we expect them to generate.

The forward-looking statements included in this annual report are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, those discussed in Item 1A. Risk Factors of this annual report.

We operate in an industry in which it is difficult to obtain precise industry and market information. Although we have obtained some industry data from outside sources that we believe to be reliable, in certain cases we have based certain statements contained in this annual report regarding our industry and our position in the industry on our estimates concerning, among other things, our customers and competitors. These estimates are based on our experience in the industry, conversations with our principal suppliers and customers and our own investigations of market conditions. The statistical data contained in this annual report regarding the network security software industry are our statements, which are based on data we obtained from industry sources.

SOURCEFIRE®, SNORT®, the Sourcefire logo, the Snort and Pig logo, SECURITY FOR THE REAL WORLDtm, SOURCEFIRE DEFENSE CENTERtm, SOURCEFIRE 3Dtm, RNAtm, ClamAVtm and certain other trademarks and logos are trademarks or registered trademarks of Sourcefire, Inc. in the United States and other countries. This annual report also refers to the products or services of other companies or persons by the trademarks and trade names used and owned by those companies or persons.

PART I
BUSINESS

Item 1.	BUSINESS

Overview

We are a leading provider of Enterprise Threat Management (“ETM”) solutions for information technology (“IT”) infrastructures of commercial enterprises (e.g., healthcare, financial services, manufacturing, energy, education, retail, telecommunications) and federal and state government organizations. The Sourcefire 3Dtm System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent network defense that unifies intrusion prevention system (“IPS”), network behavior analysis (“NBA”), network access control (“NAC”) and vulnerability assessment (“VA”) solutions under a common management framework. This ETM approach equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.

Since 2001, Sourcefire has garnered a reputation in the network security industry of being a staunch advocate for open source. Over the years, this has developed into a key competitive distinction for Sourcefire as we now manage two of the security industry’s leading open source initiatives, Snort® and ClamAVtm, in addition to two new open source or freely available entrants, OfficeCattm and Daemonloggertm. First published in 1998 by Sourcefire founder and Chief Technology Officer, Martin Roesch, open source Snort has rapidly become the de facto standard for intrusion detection and prevention. With over 170,000 registered users, 3 million downloads, and embraced by more than 100 network security providers, more organizations use Snort than any other IPS engine in the world. Further, open source ClamAV is a widely successful anti-malware engine and is most commonly used for email scanning on mail servers. Established in 2001 and acquired by Sourcefire in 2007, the ClamAV malware database incorporates more than 200,000 signatures, downloaded by more than 1 million unique IP addresses per day from more than 130 mirror sites in 44 countries.

Sourcefire embraces open source security as a foundation, but extends that foundation by adding enterprise-class manageability, scalability, and performance. Many Sourcefire 3D System customers, for example, start out using open source Snort, but graduate to Sourcefire’s commercial offerings to gain more efficient and effective network security capabilities. By incorporating open source security as a foundation in Sourcefire’s commercial product offerings, Sourcefire can:

•	Seed the market by offering high quality, low cost network security solutions while providing a migration path for customers that require enterprise-class manageability, scalability and performance.

•	Ensure product quality as “many eyes” inspect the open code base that forms the foundation for Sourcefire commercial product offerings.

•	Maximize protection as Snort rules and ClamAV signatures are provided by Sourcefire and a variety of third-party sources, and customers can create their own custom rules and signatures.

•	Embrace a “community” of open source evangelists willing to contribute time and effort in inspecting, evaluating, and ultimately using Sourcefire’s open source security solutions.

Sourcefire sells its network security solutions to a diverse customer base that includes 29 of the Fortune 100 companies and over half of the 30 largest U.S. government agencies. For the years ended December 31, 2007, 2006 and 2005, we generated approximately 75%, 81% and 82% of our revenue from customers in the United States and 25%, 19% and 18% from customers outside of the United States, respectively. We have expanded our international and indirect distribution channels and, in the future, we expect to increase sales outside of the United States and to source additional customer prospects and generate an increasing portion of product revenues through alliances with original equipment manufacturers, or OEMs, such as Nokia, Inc. We increased our total revenue from $44.9 million in 2006 to $55.9 million in 2007, representing a growth rate of 24%. For the year ended December 31, 2007, product revenue represented 61% and services revenue represented 39% of our total revenue. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments of our business.

2007 Developments

2007 was an eventful year for Sourcefire. We took our company public, we introduced the industry’s first-ever Adaptive IPS technology, and we completed our first acquisition. The following is a list of key Sourcefire company developments that occurred in 2007:

•	January 16th — Sourcefire announced its position as a Leader in Gartner IPS Magic Quadrant report

•	March 8th — Sourcefire Initial Public Offering

•	March 22nd — Sourcefire announced exercise of over-allotment option in connection with Initial Public Offering

•	April 16th — Sourcefire launched Enterprise Threat Management (ETM) strategy

•	May 2nd — Sourcefire announced Real-time User Awareness (RUA) product

•	June 26th — Sourcefire added to Russell 3000 Index

•	July 9th — Sourcefire launched 10Gbps 3D9800 Sensor

•	August 10th — Sourcefire named Douglas McNitt as General Counsel

•	August 17th — Sourcefire acquired ClamAV open source network anti-virus project

•	September 17th — Sourcefire launched 3D System 4.7, including Adaptive IPS and NetFlow Analysis

•	September 23rd — Sourcefire increased international growth with Australian expansion

•	October 1st — Sourcefire joined the PCI Security Standards Council

•	December 12th — Sourcefire announced Certified ClamAV Support

Initial Public Offering

In March 2007, we completed the initial public offering, or IPO, of our common stock in which we sold and issued 6,185,500 shares of our common stock, including 865,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. We raised a total of $92.8 million in gross proceeds from the IPO, or approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 14,302,056 shares of common stock.

Acquisition of ClamAV

In August 2007, we closed on our acquisition of the intellectual property assets of ClamAV, an open source anti-malware project. We paid $3.5 million in cash to the former owners, and deposited an additional $1.0 million in cash into escrow, to be paid to the sellers upon the completion of certain additional source code, which is currently expected to be completed in the first quarter of 2008. We allocated $2.9 million of the purchase price to in-process research and development and allocated the remaining $634,000 to certain marketing-related intangible assets. The amounts allocated to in-process research and development were immediately expensed, as there is no anticipated alternative future use for the acquired technology. As of December 31, 2007, we determined that it was probable that the additional source code would be completed in 2008 and the contingent payment would be made; therefore, the $1.0 million placed into escrow was accrued as a liability and recorded as a compensation expense as the sellers are now our employees and the payment is for services rendered.

Our Industry

We believe, based on our review of various industry sources, that the entire network security industry was an $18.7 billion market in 2006 and is projected to grow to $33.8 billion in 2011, representing a compound annual growth rate of approximately 13%. Our core market, intrusion prevention, was $0.9 billion in 2006 and is projected to grow to $2.0 billion in 2011, representing a compound annual growth rate of 16%. Other addressable markets that we serve, or intend to serve, include network behavior analysis (NBA), network access control (NAC), vulnerability assessment (VA), and unified threat management (UTM). We expect that demand for security solutions will continue to grow as organizations seek to address various growing and evolving security challenges, including:

Greater Sophistication, Severity and Frequency of Network Attacks.  The growing use of the Internet as a business tool has required organizations to increase the number of access points to their networks, which has made vast amounts of critical information more vulnerable to attack. Theft of sensitive information for financial gain motivates network attackers, who derive profit through identity theft, credit card fraud, money laundering, extortion, intellectual property theft and other illegal means. These profit-motivated attackers, in contrast to the hobbyist hackers of the past, are employing much more sophisticated tools and techniques to generate profits for themselves and their well-organized and well-financed sponsors. Their attacks are increasingly difficult to detect and their tools often establish footholds on compromised network assets with little or no discernible effect, facilitating future access to the assets and the networks on which they reside.

Increasing Risks from Unknown Vulnerabilities.  Vulnerabilities in computer software that are discovered by network attackers before they are discovered by security and software vendors represent a tremendous risk. These uncorrected flaws can leave networks largely defenseless and open to exploitation. According to the CERT Coordination Center (CERT-CC), the trends in the rate of vulnerability disclosure are particularly alarming, with approximately 5,990 vulnerabilities cataloged in 2005 and 8,064 vulnerabilities cataloged in 2006. During 2007, Microsoft alone issued 43 patches designated as ‘critical’ for its various software products. Many vulnerabilities have existed since the original release of the affected software products — some dating back to the 1990s — but were not corrected until recently.

Diverse Demands on Security Administrators.  The proliferation of targeted security solutions such as firewalls, intrusion prevention systems, URL filters, spam filters and anti-spyware solutions, while critical to enhancing network security, create significant administrative burdens on personnel who must manage numerous disparate technologies that are seldom integrated and often difficult to use. Most network security products require manual, labor intensive incident response and investigation by security administrators, especially when “false positive” results are generated. Compounding these resource constraint issues, many organizations are increasingly challenged by the loss of key personnel as the demand for security experts has risen dramatically in traditional corporate settings, government agencies and the growing number of start-up security companies.

Increasing Visibility of Negligence Lawsuits.  Faced with an ever-growing list of laws and regulations, organizations can no longer “plead ignorance” when defending corporate negligence lawsuits resulting from internal and external security breaches. Today’s enterprises must comply with a series of government and/or industry regulations defining best practices for network security. Achieving compliance with all manner of regulations is a complex and costly issue for nearly every organization.

Heightened Government and Industry Regulation.  Rapidly growing government regulation is forcing compliance with increased requirements for network security, which has escalated demand for security solutions that both meet compliance requirements and reduce the burden of compliance reporting and enforcement. Examples of these laws include:

•	The Payment Card Industry Data Security Standard, or PCI DSS, which provides guidelines to help organizations that process credit card payments prevent credit card fraud, hacking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI DSS compliant or risk losing its ability to process credit card payments.

•	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its related rules, which establish requirements for safeguards to protect the confidentiality, integrity and availability of electronic protected health information.

•	The Financial Services Modernization Act of 1999, commonly known as the Gramm-Leach-Bliley Act, which includes provisions to protect consumers’ personal financial information held by financial institutions.

•	The Sarbanes-Oxley Act of 2002, which mandates that public companies demonstrate due diligence in the disclosure of financial information and maintain internal controls and procedures for the communication, storage and protection of such data.

•	The Federal Information Security Management Act, or FISMA, which requires federal agencies, including contractors and other organizations that work with the agencies, to develop, document and implement an agency-wide information security program.

•	State privacy laws that regulate the privacy of personal information. California’s SB1386, for example, requires notification to any California resident whose unencrypted personal information was, or is reasonably believed to have been, acquired by an unauthorized person.

Our Products

Sourcefire manufactures a number of open source and commercial security products. Sourcefire’s key open source product offerings include:

Snort® — The traffic inspection engine used in our intrusion prevention system is the open source technology called Snort. Martin Roesch, our founder and Chief Technology Officer, created Snort in 1998 and assigned his rights to Sourcefire upon its incorporation. Our employees, including Mr. Roesch, have authored all major components of Snort, and we maintain control over the Snort project, including the principal Snort community forum, Snort.org. Snort, which has rapidly become a de facto industry standard for intrusion prevention, has been downloaded over 3 million times. We believe that a majority of the Fortune 100 companies and all of the 30 largest U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. The ubiquitous nature of the Snort user community represents a significant opportunity to sell our proprietary products to customers that require a complete enterprise solution.

Sourcefire Vulnerability Research Team (VRT) Subscriptions — The Sourcefire VRT is a team of experienced network security professionals responsible for writing, testing and publishing Snort rules to defend against both known and zero-day exploits. Snort rules published by the Sourcefire VRT are made available to open source Snort users at no charge on a 30-day delayed basis. Real-time VRT rules updates are made available to Sourcefire commercial IPS customers with an active customer support agreement and to open source Snort users on a subscription basis.

ClamAVtm — Founded in 2001, ClamAV is one of the most commonly-used open source anti-malware products in the world. More than one million unique IP addresses download ClamAV updates daily from over 130 mirror servers located in 44 countries. Renowned for its speed and accuracy, ClamAV has been adopted by network security solution and service providers worldwide and is currently integrated within leading enterprise solutions to identify deeply embedded threats such as viruses, trojans, spyware, and other forms of malware. Like Snort, ClamAV’s cutting edge security technology is a product of our open source model. In addition to continual innovations to the ClamAV anti-virus engine, the ClamAV core team and ClamAV community deliver daily signature updates to its growing virus database of over 200,000 signatures.

Certified ClamAV Support — As with many open source products, support options available to end users have been limited to user mailing lists and message boards. While the community that provides this support is made up of experts who have contributed code and signatures, it does not satisfy the needs of businesses and government agencies that require 24x7 commercial support. This common obstacle to open source adoption is why Sourcefire introduced Certified ClamAV Support. With Certified ClamAV Support, we believe that our customers get the best of both worlds, the hallmark rapid pace of innovation, cost savings and transparency of the open source model combined with the reliable, high quality support provided by a commercial software company.

Sourcefire’s commercial hardware and software products are marketed and sold as components of the Sourcefire 3D System. Our 3D System is comprised of the following hardware and software product offerings:

Sourcefire Defense Centertm — The nerve center of the Sourcefire 3D System, Defense Center unifies critical network security functions including event monitoring, correlation, and prioritization with network and user intelligence for forensic analysis, trends analysis, reporting and alerting. Defense Center is highly extensible, providing application programming interfaces (“APIs”) to interoperate with a variety of third-party systems (e.g., firewalls, routers, Security Information Event Management, or SIEMs, trouble ticketing and patch management systems). Using Defense Center, customers can control multiple Sourcefire 3D Sensors from a single management console while aggregating and analyzing security and compliance events from across the organization.

Sourcefire 3Dtm Sensors — Scaling from 5 Mbps to 10 Gbps, Sourcefire 3D Sensors are highly scalable, fault-tolerant appliances responsible for processing Sourcefire IPS, RNA, RUA and NetFlow Analysis software applications. Sourcefire 3D Sensors are available with a variety of copper and fiber interfaces to meet the connectivity needs of virtually any organization.

Sourcefire IPStm (Intrusion Prevention System) — Built on the foundation of Snort, Sourcefire IPS uses a rules-based language — a powerful combination of signature-, protocol-, and vulnerability-based inspection methods — to examine network packets for threats. Sourcefire IPS allows users to create, edit, and view detection rules, and full packet payloads are logged for every event so users can see exactly what threatening traffic has been detected. Sourcefire 3D Sensors equipped with Sourcefire IPS software can be placed in passive intrusion detection, or IDS, mode to notify users of incoming threats or in inline IPS mode to block incoming threats.

Sourcefire RNAtm (Real-time Network Awareness) — At the heart of the Sourcefire 3D System is RNA, Sourcefire’s network intelligence product that provides persistent visibility into the composition, behavior, topology (the relationship of network components) and risk profile of the network. Network intelligence derived by RNA provides a platform for Defense Center’s automated decision-making and network policy compliance enforcement. The ability to continuously discover characteristics and vulnerabilities of virtually any computing device communicating on a network enables Sourcefire IPS to more precisely identify and block threatening traffic and to more efficiently classify threatening and/or suspicious behavior.

Sourcefire RUAtm (Real-time User Awareness) — Sourcefire RUA enables customers to link user identity to security and compliance events. RUA leverages existing investments in Active Directory or Lightweight Directory Access Protocol (LDAP) systems by pairing usernames with host IP addresses involved in security and compliance events. This enables Sourcefire customers to resolve security and compliance events more quickly and easily.

Sourcefire NetFlow Analysis — Sourcefire NetFlow Analysis aggregates data from Cisco routers and switches, thus extending the reach of Sourcefire’s network behavior analysis, or NBA, solution to corners of the network where Sourcefire 3D technology has not yet been employed. The combination of RNA and NetFlow data provides customers with the ability to baseline “normal” network traffic across the enterprise, enabling security analysts to detect suspicious deviations, such as worm propagation, from established baselines. Further, the ability to analyze NetFlow also provides network managers with the network usage intelligence required to identify performance bottlenecks and/or areas of the network where too much bandwidth has been allocated.

Sourcefire Intrusion Agent for Snort — Many Sourcefire commercial customers start out as open source Snort users. To initiate the migration from Snort to the more scalable and manageable Sourcefire 3D System, Sourcefire offers Intrusion Agent software that can be placed on open source Snort Sensors. This enables customers with Defense Center to aggregate and analyze intrusion events from both open source Snort Sensors and commercial Sourcefire 3D Sensors.

Our Services

In addition to our open source and commercial product offerings, we also offer the following services to aid our customers with installing and supporting our ETM solutions:

Sourcefire Customer Support — Sourcefire’s customer support is designed to ensure customer satisfaction with Sourcefire products. Sourcefire’s comprehensive support services include online technical support, over-the-phone support, hardware repair/advanced replacement, and ongoing software updates to Sourcefire products.

Sourcefire Product Services — Sourcefire offers a variety of professional services solutions to provide customers with best practices for planning, installing, configuring, and managing all components of the Sourcefire

3D System. The Sourcefire Product Services Team provides customers with individualized, highly concentrated attention that gives organizations a “running start” and lasting knowledge transfer.

Sourcefire Education & Certification — Sourcefire offers a variety of training programs to help security professionals using Sourcefire commercial or open source security solutions get the most out of their investment. Sourcefire training includes instructor-led and custom classes delivered at various locations around the world, onsite at customer premises, and online. In addition, Sourcefire provides a path for interested candidates to distinguish themselves through a certification program. Certification can be achieved on both Sourcefire products and open source Snort, including an expert-level exam for those security professionals who want to obtain certification on both technologies. Through training and testing, certification provides customers and their employees with an understanding of individual skills and experience with Snort and Sourcefire products.

Our Competitive Strengths

We are a leading provider of intelligence driven, open source network security solutions that enable our customers to protect their computer networks in an effective, efficient and highly automated manner. We apply the Sourcefire 3D Systems solution — Discover, Determine, Defend — to network security through our comprehensive family of integrated products. Our competitive strengths include:

Real-Time Approach to Network Security.  Our approach to network security enables our customers to secure their networks by providing real-time defense against both known and unknown threats. Our solution is designed to support a continuum of network security functions that span pre-attack hardening of assets, high fidelity attack identification and disruption and real-time compromise detection and incident response. In addition, our ability to confidently classify and prioritize threats in network traffic and determine the composition, behavior and relationships of network devices, or endpoints, allows us to reliably automate what are otherwise manual, time-intensive processes. For example, our 3D Sensor may trigger an alert upon identifying a Microsoft Windows-specific threat. The Defense Center would collect this alert, or security event, and classify and prioritize the event based upon a number of factors, including whether any other 3D Sensor generated the same alert, whether the network endpoints are vulnerable to that specific attack based on intelligence collected by RNA and whether the threat is against a high-priority target, such as an e-commerce server. The response to any given security event is predicated upon this automated, real-time intelligent analysis and could range from no action (as in the case where the Defense Center has determined that the network or the individual asset is not vulnerable to the observed threat) to blocking the threat in real time, dynamically modifying firewall policy, and/or launching configuration management software to correct a vulnerability condition.

Comprehensive Network and User Intelligence.  Our innovative network security solution incorporates RNA, which provides persistent visibility into the composition, behavior, topology and risk profile of the network and serves as a platform for automated decision-making and network security policy enforcement. RNA performs passive, or non-disruptive, network discovery. This enables network behavior analysis (NBA) and real-time compositional cataloging of network assets, including their configuration, thereby significantly increasing the network intelligence available to IT and security administrators. RNA also provides the foundation for Sourcefire’s innovative new Adaptive IPS strategy, which maximizes efficiency and effectiveness of the IPS by ensuring Snort rules are consistently enabled to protect actual network assets present on the protected network. With our RUA offering, Sourcefire is the first network security provider to incorporate user identity as a part of a comprehensive IPS solution. By pairing usernames with host IP addresses, Sourcefire customers can evaluate and mitigate security and compliance events in less time than it takes with an IP address alone.

The Open Source Community.  The open source Snort user community, with over 170,000 registered users and over 3 million downloads to date, has enabled us to establish a strong market footprint. We believe that a majority of the Fortune 100 companies and all of the top 30 U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. With more than one million unique IP addresses downloading signature updates daily, ClamAV is a leading tool in the anti-malware market. We believe that the combined user communities of both Snort and ClamAV provide us with significant benefits, including a broad threat awareness network, significant research and development leverage, and a large pool of security experts that are skilled in the use of our technologies. These communities enable us to more cost-effectively test new algorithms and concepts on a vast number of diverse networks and significantly expedite the process of product innovation. We believe that the broad acceptance of Snort and ClamAV makes us one of the most trusted sources of network security solutions.

Leading-Edge Performance.  Our solutions are built to maintain high performance across the network while also providing high levels of network security. Specifically, our solutions have the ability to process up to 10 gigabits of traffic with latency as low as 100 microseconds. Our IPS technology incorporates advanced traffic processing functionality, including packet acquisition, protocol normalization and target-based traffic inspection, which yields increased inspection precision and efficiency and enables more granular inspection of network traffic. The Defense Center supports event loads as high as 1,300 events per second, which we believe meets or exceeds the requirements of the most demanding enterprise customers.

Significant Security Expertise.  Our senior management team has extensive network security industry experience gained from past service in leading enterprises and government organizations, including Symantec, McAfee, the Department of Defense and the National Security Agency. Our founder and CTO, Martin Roesch, invented Snort and the core RNA technology and is widely regarded as a network security visionary. In addition, our senior management team averages 16 years of experience in the networking and security industries. Our employees have authored all major components of the Snort source code and maintain the Snort project. Our Vulnerability Research Team, or VRT, is comprised of highly experienced security experts who research new vulnerabilities and create innovative methods for preventing attempts to exploit them. Tomasz Kojm, ClamAV founder, and the core ClamAV team bring valuable experience to Sourcefire in defending against viruses, trojans, spyware and other forms of malware. By combining the strengths of our Sourcefire, Snort and ClamAV development teams with the breadth of the open source community, we believe our domain knowledge places us at the leading edge of the network security industry.

Broad Industry Recognition.  We have received numerous industry awards and certifications including recognition as a “leader” in the network IPS market, supporting our position as one of a select few companies that best combines “completeness of vision” with “ability to execute.” Sourcefire is currently the only major IPS provider to hold Network Intrusion Prevention certification from ICSA Labs, and RNA is one of only five network security products to receive the NSS Gold award, which is awarded by The NSS Group only to those products that are distinguished in terms of advanced or unique features, and which offer outstanding value. In addition, our technology has achieved Common Criteria Evaluation Assurance Level 2, or EAL2, which is an international evaluation standard for information technology security products sanctioned by, among others, the International Standards Organization, the National Security Agency and the National Institute for Standards and Technology.

Our Growth Strategy

We intend to become the preeminent provider of open source and commercial network security solutions on a global basis. The key elements of our growth strategy include:

Continue to Develop Innovative Network Security Technology.  We intend to maintain and enhance our technological leadership position in network security. We will continue to invest significantly in internal development and product enhancements and to hire additional experienced network security professionals to broaden our proprietary knowledge base. We believe our platform is capable of expanding into new markets such as unified threat management, security management, network behavior analysis and compliance and network management and, over time, we expect to penetrate these markets with innovative products and technologies.

Grow Our Customer Base.  We have an opportunity to grow our customer base as our products become more widely adopted. With over 3 million downloads of Snort and over 170,000 registered users, we believe Snort is the most ubiquitous network intrusion detection and prevention technology and represents a significant customer conversion and up-sell opportunity for Sourcefire. We seek to monetize the Snort installed base by targeting enterprises that implement Snort but have not yet purchased any of the components of our Sourcefire 3D system. Through December 31, 2007, over 1,700 customers have purchased our products and services. Further, Sourcefire seeks to build upon its recent investment in ClamAV by affording ClamAV users with new-found improvements in support, manageability, scalability and performance. We will continue to target enterprises and government agencies that require advanced security technology and high levels of network availability and performance in sectors including finance, technology, healthcare, manufacturing and defense. Furthermore, we may create new customer conversion and sales opportunities by releasing select future product features and enhancements under an open source form of license, similar to the sales opportunity we created for our current 3D system products by releasing Snort under an open form of license.

Further Penetrate Our Existing Customer Base.  We believe our strong customer relationships provide us the opportunity to sell both additional quantities of existing products and new products. We intend to sell additional products to existing customers and expand our footprint in the networks of our customers to include branch offices, remote locations and data centers. In addition, we believe we have a significant opportunity to up-sell our higher margin RNA and RUA products to existing customers because of the significant incremental benefit that increased network intelligence can bring to their security systems.

Expand Our OEM Alliances and Distribution Relationships.  We believe we have a significant opportunity to drive revenue growth through our OEM and distribution relationships. We currently have OEM relationships in place with Nokia and Nortel, and we have a partnership with Crossbeam in which our software is preinstalled on their hardware. In addition, we seek to expand our strategic reseller arrangements and increasingly use this channel to generate additional inbound customer prospects. For example, we have reseller agreements with True North Solutions, which has been acquired by American Systems Corporation, and Pentura Limited, a UK information technology security company, through which we expect to derive additional revenue growth in the future. We also intend to utilize our relationships with managed security service providers such as Symantec, BT Counterpane, SecureWorks, VeriSign and Verizon, to derive incremental revenue. In 2007, we generated approximately 11% of our revenue from governmental organizations and, in the future, we believe we will generate an increasing amount of revenue from government suppliers such as Lockheed Martin, Northrop Grumman and Immix Technology, who resell our products to government agencies.

Strengthen Our International Presence.  We believe the network security needs of many enterprises located outside of North America are not being adequately served and therefore represent a significant potential market opportunity. In 2007, we generated approximately 25% of our revenue from international customers, up from 19% in 2006. We have distribution agreements with several resellers having significant foreign presence, through which we now offer the Sourcefire 3D security solution. Beyond these growing reseller relationships, we are also investing in the capacity of our international sales and channel personnel who will provide expanded levels of support to regions throughout Europe, Latin America, and the Asia Pacific.

Selectively Pursue Acquisitions of Complementary Businesses and Technologies.  To accelerate our expected growth, enhance the capabilities of our existing products and broaden our product and service offerings, we intend to selectively pursue acquisitions of businesses, technologies and products that would complement our existing operations. We continually seek to enhance and expand the breadth of our products and services and in the future we may pursue acquisitions that will enable us to better satisfy our customers’ rigorous and evolving network security needs.

Awards and Certifications

We received numerous industry awards and certifications since January 1, 2007, including:

•	Gartner Magic Quadrant. In January 2007 and again in February 2008, Sourcefire announced it was recognized by Gartner, Inc. as being a “Leader” in the Magic Quadrant for Network Intrusion Prevention System Appliances report.

•	ICSA Certification. Our 3D3800 Sensor achieved Network Intrusion Prevention certification from ICSA Labs. Sourcefire is currently the only major IPS vendor to hold this certification.

•	IT Executive of the Year. Sourcefire founder and CTO, Martin Roesch, was named Commercial IT Executive of the Year by the Tech Council of Maryland.

•	Bossie Awards. InfoWorld named Snort and ClamAV as Bossie (Best in Open Source Security) winners, recognizing Sourcefire’s open source leadership.

•	SC Awards Finalist. Sourcefire was named a finalist in four categories in the 2007 SC Awards.

Customers

We provide products and services to a variety of end users worldwide. Our customers represent a broad spectrum of organizations within diverse sectors, including some of the world’s largest financial institutions, defense contractors, health care providers, IT companies, telecommunication companies and retailers, as well as U.S. and other national, state and local government agencies. Through December 31, 2007, over 1,700 customers have purchased our products and services. We view our primary customers as enterprises generally having annual revenue exceeding $500 million, though we are increasingly pursuing the sale of products and services to the mid-tier market, targeting organizations with annual revenue ranging from $250-$500 million.

In 2007, 2006 and 2005, no single customer accounted for over 10% of our revenues.

Sales and Marketing

We market and sell our appliances, software and services directly to our customers through our direct sales organization and indirectly through our resellers, distributors and original equipment manufacturers (OEMs).

Sales.  As of December 31, 2007, our sales organization was comprised of approximately 89 full-time individuals organized into two geographic regions: North America and International. The North America sales force was divided into three groups: East, West and Federal. We maintain sales offices in Columbia, Maryland; Vienna, Virginia; Livonia, Michigan; Wokingham, United Kingdom; Tokyo, Japan; Singapore; Courbevoie Cedex, France; Hoofddorp, The Netherlands and Espoo, Finland. Our sales personnel are responsible for market development, including managing our relationships with resellers and distributors, assisting them in winning and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. We are also investing in the capacity of our international sales and channel personnel who will provide expanded levels of support to regions throughout Europe, Latin America, and the Asia/Pacific region.

Each sales organization is supported by experienced security engineers who are responsible for providing pre-sales technical support and technical training for the sales team and for our resellers and distributors. All of our sales personnel are responsible for lead follow-up and account management. Our sales personnel have quota requirements and are compensated with a combination of base salary and earned commissions.

Our indirect sales channel, comprised primarily of resellers and distributors, is supported by our sales force, including dedicated channel managers, with substantial experience in selling network security products to, and through, resellers. We maintain a broad network of value-added resellers throughout the United States and Canada, and distributors in Europe, Latin America and Asia/Pacific. Our arrangements with our resellers are non-exclusive, generally cover all of our products and services, and provide for appropriate discounts based on a variety of factors, including their transaction volume. These agreements are generally terminable at will by either party by providing the other party at least 90 days written notice. Our arrangements with distributors also are non-exclusive, are generally territory-specific, and provide discounts generally based upon the annual volume of their orders. We also provide our resellers and distributors with marketing assistance, technical training, and support.

Strategic Relationships.  We have established commercial relationships with networking and security companies to provide alternative distribution channels for our products. Sourcefire has OEM relationships with Nokia and Nortel, and a “meet-in-the-middle” channel relationship with Crossbeam.

Marketing.  Our marketing activity consists primarily of product marketing, product management and sales support programs. Marketing also includes advertising, our corporate website, trade shows, direct marketing and public relations. Our marketing program is designed to build the Sourcefire, Snort and ClamAV brands, increase customer awareness, generate leads and communicate our product advantages. We also use our marketing program to support the sale of our products through new channels and to new markets.

Research and Development

Our research and development efforts are focused both on improving and enhancing our existing network security products and on developing new features and functionality. We communicate with our customers and the open source community when considering product improvements and enhancements, and we regularly release new versions of our products incorporating these improvements and enhancements.

Vulnerability Research Team.  Our Vulnerability Research Team is a group of leading edge network security experts working to proactively discover, assess and respond to the latest trends in network threats and security vulnerabilities. By gathering and analyzing this information, our Vulnerability Research Team creates and updates Snort rules, ClamAV signatures, and security tools that are designed to identify, characterize and defeat attacks. This team comprises full-time employees and operates from our corporate headquarters in Columbia, Maryland. Our Vulnerability Research Team participates in extensive collaboration with hundreds of network security professionals in the open source Snort community to learn of new vulnerabilities and exploits. The Vulnerability Research Team also coordinates and shares information with other security authorities such as The SANS Institute, CERT-CC (Computer Emergency Response Team), iDefense (Verisign), SecurityFocus (Bugtraq; Symantec) and Common Vulnerabilities and Exposures (Mitre). Because of the knowledge and experience of our personnel comprising the Vulnerability Research Team, as well as its extensive coordination with the open source community, we believe that we have access to one of the largest and most sophisticated groups of IT security experts researching vulnerability and threats on a real-time basis.

Our research and development expense was $11.9 million, $8.6 million and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing and Suppliers

We rely primarily on contract equipment manufacturers to assemble, integrate and test our appliances and to ship those appliances to our customers. We typically hold little inventory, relying instead on a just-in-time manufacturing philosophy. We rely on three primary integrators. We have contracted with Patriot Technologies, Inc. and Intelligent Decisions Inc., or IDI, to assemble, integrate and test all our product offerings operating on an Intel platform. Our agreement with Patriot expires on December 12, 2008, and will automatically renew for successive one-year periods unless either we or Patriot notify the other of an intent not to renew at least 90 days prior to expiration. Our agreement with IDI expires on January 31, 2009 and will automatically renew for successive one-year periods unless either party notifies the other party of its intent not to renew at least 30 days prior to the end of the term. Finally, we have contracted with Bivio Networks, Inc. to manufacture select high performance models of our appliances. Bivio is our sole supplier of these high performance models, such as our 3D3800, 3D5800 and 3D9800, which are the highest priced 3D Sensors that we offer. Our agreement with Bivio expires on February 10, 2010. All of these agreements are non-exclusive. We would be faced with the burden, cost and delay of having to qualify and contract with a new supplier if any of these agreements terminate or expire for any reason.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. We hold three issued patents and have 33 patent applications pending for examination in the U.S. and foreign jurisdictions. The claims for which we have sought patent protection relate to methods and systems we have developed for intrusion detection and prevention used in our RNA, IPS and Defense Center products. In addition, we utilize contractual provisions, such as non-disclosure and non-compete agreements with our employees and consultants, as well as confidentiality procedures to strengthen our protection.

Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties.

Seasonality

Our business is subject to seasonal fluctuations. For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Seasonality.”

Competition

The market for network security monitoring, detection, prevention and response solutions is intensely competitive and we expect strong competition to continue in the future. Our chief competitors generally fall within the following categories:

•	large companies, including Cisco Systems, Inc., IBM Corporation, Juniper Networks, Inc., 3Com Corporation, Check Point Software Technologies, Ltd. and McAfee, Inc., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware network infrastructure companies, including Cisco Systems, Inc., 3Com Corporation and Juniper Networks, Inc., that could integrate features that are similar to our products into their own products;

•	smaller software companies offering relatively limited applications for network and Internet security monitoring, detection, prevention or response; and

•	small and large companies offering point solutions that compete with components of our product offerings.

Mergers or consolidations among these competitors, or acquisitions of our competitors by large companies, present competitive challenges to our business. For example, during the past several years IBM Corporation, Cisco Systems, Inc., McAfee, Inc., 3Com Corporation and Juniper Networks, Inc. have acquired smaller companies that have intrusion detection and prevention technologies. These acquisitions will potentially make these combined entities more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which intensifies pricing pressures within our market.

Several companies currently sell security software products (such as encryption, firewall, operating system security and virus detection software) that our customers and potential customers have broadly adopted. Some of these companies sell products that perform the same functions as some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include functions similar to those that our products currently provide.

We believe that the principal competitive factors affecting the market for information security solutions include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. We believe that our solutions generally compete favorably with respect to such factors.

Employees

As of December 31, 2007, we had 240 employees, of whom 72 were engaged in product research and development, 103 were engaged in sales and marketing, 15 were engaged in customer service and support, 10 were engaged in professional services and 40 were engaged in administrative functions. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have good relations with our employees.

Corporate Information

Sourcefire, Inc. was organized in Delaware in January 2001. We completed our initial public offering in March 2007. Our executive offices are located at 9770 Patuxent Woods Drive, Columbia, Maryland 21046, and our main telephone number is (410) 290-1616.

Available Information

Our internet address is www.sourcefire.com. We provide free of charge on the Investor Relations page of our web site access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference in and is not a part of this report.

Item 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have had operating losses since our inception, we expect operating expenses to increase in the foreseeable future and we may never reach or maintain profitability.

We have incurred operating losses each year since our inception in 2001. Our net loss was approximately $932,000 for the year ended December 31, 2006 and $5.6 million for the year ended December 31, 2007. Our accumulated deficit as of December 31, 2007 is approximately $44.5 million. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing, there can be no assurances that we will become profitable in the near future or at any other time. We may never achieve profitability and, even if we do, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will continue to increase in the foreseeable future as we seek to expand our customer base, increase our sales and marketing efforts, continue to invest in research and development of our technologies and product enhancements and incur significant costs associated with being a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. In addition, if our new products and product enhancements fail to achieve adequate market acceptance, our revenue will suffer. If we cannot increase our revenue at a greater rate than our expenses, we will not become or remain profitable.

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

Mergers or consolidations among these competitors, or acquisitions of our competitors by large companies, present heightened competitive challenges to our business. For example, Cisco Systems, Inc., McAfee, Inc., 3Com Corporation, Juniper Networks, Inc. and IBM have acquired, during the past several years, smaller companies that have intrusion detection or prevention technologies. These acquisitions may make these combined entities more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which intensifies pricing pressures within our market.

Several companies currently sell software products (such as encryption, firewall, operating system security and virus detection software) that our customers and potential customers have broadly adopted. Some of these companies sell products that perform functions comparable to some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include functions similar to those that our products currently provide. The widespread inclusion of comparable features comparable to our software in operating system software or networking hardware could render our products less competitive or obsolete, particularly if such features are of a high quality. Even if security functions integrated into operating system software or networking hardware are more limited than those of our products, a significant number of customers may accept more limited functionality to avoid purchasing additional products such as ours.

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

New competitors could emerge or our customers or distributors could internally develop alternatives to our products, and either such development could impair our sales.

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

The cumulative effect of these factors will likely result in larger fluctuations and unpredictability in our quarterly operating results than in the operating results of many other software and technology companies. This variability and unpredictability could result in our failing to meet the revenue or operating results expectations of securities industry analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially, and we could face costly securities class action suits as a result. Therefore, you should not rely on our operating results in any quarter as being indicative of our operating results for any future period, nor should you rely on other expectations, predictions or projections of our future revenue or other aspects of our results of operations.

Economic, market and political conditions may adversely affect our revenue growth and our efforts to achieve profitability.

Our business is influenced by a range of factors that are beyond our control. These include:

•	general economic and business conditions;

•	the overall demand for network security products and services; and

•	constraints on budgets and changes in spending priorities of corporations and government agencies.

A general weakening of the economy in the United States or of the global economy, or a curtailment in corporate spending due to factors that affect one or more of the industries to which we sell our products and services, could delay and decrease customer purchases, which could adversely affect our revenue growth and results of operations. For example, the decline in operating performance of financial institutions associated with the problems in the subprime mortgage industry could cause our current or potential financial institution customers to delay or forego purchases of our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, IT companies, telecommunications companies and retailers. Similarly, a reduction in the budgets or spending priorities of government agencies could adversely affect our revenue growth and results of operations.

The market for network security products is rapidly evolving, and the complex technology incorporated in our products makes them difficult to develop. If we do not accurately predict, prepare for and respond promptly to technological and market developments and changing customer needs, our competitive position and prospects will be harmed.

The market for network security products is relatively new and is expected to continue to evolve rapidly. Moreover, many customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. In addition, computer hackers and others who try to attack networks employ increasingly sophisticated new techniques to gain access to and attack systems and networks. Customers look to our products to continue to protect their networks against these threats in this increasingly complex environment without sacrificing network efficiency or causing significant network downtime. The software in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, without impeding the high network performance demanded by our customers. Although the market expects speedy introduction of software to respond to new threats, the development of these products is difficult and the timetable for commercial release of new products is uncertain. Therefore, we may in the future experience delays in the introduction of new products or new versions, modifications or enhancements of existing products. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and introducing on a timely basis new and effective products, upgrades and services that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

If our new products and product enhancements do not achieve sufficient market acceptance, our results of operations and competitive position will suffer.

We spend substantial amounts of time and money to research and develop new products and enhanced versions of Snort, the Defense Center and our 3D Sensor and RNA products to incorporate additional features, improved functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing the products to market.

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

In 2005, 2006 and 2007, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue for each respective period. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.

We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. No single customer contributed greater than 10% of our recurring maintenance and support revenues in 2005, 2006 or 2007. If customers choose not to continue their maintenance service, our revenue may decline.

If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.

Contracts with the U.S. federal and state and other national and state government agencies accounted for 11% of our total revenue for both of the years ended December 31, 2006 and December 31, 2007. We lost many government agency customers when a foreign company tried unsuccessfully to acquire us in late 2005 and early 2006. Since then, we have been attempting to regain government customers, which subjects us to a number of risks, including:

•	Procurement. Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract;

•	Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products, including delays caused by continuing resolutions or other temporary funding arrangements;

•	Modification or Cancellation of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and alternative products and services delivered to the customer;

•	Governmental Audits. National governments and state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities; and

•	Replacing Existing Products. Many government agencies already have installed network security products of our competitors. It can be very difficult to convince government agencies or other prospective customers to replace their existing network security solutions with our products, even if we can demonstrate the superiority of our products.

We are subject to risks of operating internationally that could impair our ability to grow our revenue abroad.

We market and sell our software in North America, South America, Europe, Asia and Australia, and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 19% of our total revenue for the year ended December 31, 2006 and 25% for the year ended December 31, 2007. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:

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

In the future, we may need to raise additional funds to expand our sales and marketing and research and development efforts or to make acquisitions. Additional equity or debt financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and operating results. If we issue debt, the debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders would experience dilution, and the new equity securities could have rights senior to those of our common stock.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, we intend to acquire additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. Any acquisitions we are able to complete may not be accretive to earnings or result in the realization of any expected strategic benefits. Further, completing a potential acquisition and integrating an acquired business could significantly divert management’s time and resources from the operation of our business.

If other parties claim commercial ownership rights to Snort or ClamAV, our reputation, customer relations and results of operations could be harmed.

While we created a majority of the current Snort code base and the current ClamAV code base, a portion of the current code for both Snort and ClamAV was created by the combined efforts of Sourcefire and the open source software community, and a portion was created solely by the open source community. We believe that the portions of the Snort code base and the ClamAV base code created by anyone other than by us are required to be licensed by us pursuant to the GNU General Public License, or GPL, which is how we currently license Snort and ClamAV. There is a risk, however, that a third party could claim some ownership rights in Snort or ClamAV, attempt to prevent us from commercially licensing Snort or ClamAV in the future (rather than pursuant to the GPL as currently licensed) or claim a right to licensing royalties. Any such claim, regardless of its merit or outcome, could be costly to defend, harm our reputation and customer relations or result in our having to pay substantial compensation to the party claiming ownership.

Our products contain third party open source software, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products are distributed with software programs licensed to us by third party authors under “open source” licenses, which may include the GPL, the GNU Lesser Public License, or LGPL, the BSD License and the Apache License. These open source software programs include, without limitation, Snort®, ClamAVtm, Linux, Apache, Openssl, Etheral, IPTables, Tcpdump and Tripwire. These third party open source programs are typically licensed to us for a minimal fee or no fee at all, and the underlying license agreements generally require us to make available to the open source user community the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third party open source software programs. With the exception of Snort and ClamAV, we have not created any modifications or derivative works to any other open source software programs referenced above. We regularly release updates and upgrades to the Snort and ClamAV software programs under the terms and conditions of the GNU GPL version 2.

Included with our software and/or appliances are copies of the relevant source code and licenses for the open source programs. Alternatively, we include instructions to users on how to obtain copies of the relevant open source code and licenses. Additionally, if we combine our proprietary software with third party open source software in a certain manner, we could, under the terms of certain of these open source license agreements, be required to release the source code of our proprietary software. This could also allow our competitors to create similar products, which would result in a loss of our product sales. We do not provide end users with a copy of the source code to our proprietary software because we believe that the manner in which our proprietary software is aligned with the relevant open source programs does not create a modification or derivative work of that open source program requiring the distribution of our proprietary source code. Our ability to commercialize our products by incorporating third party open source software may be restricted because, among other reasons:

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

We could be prevented from selling or developing our products if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable or are modified so as to become incompatible with other open source licenses.

A number of our products and services have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable in that or other litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

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

Efforts to assert intellectual property ownership rights in our products could impact our standing in the open source community, which could limit our product innovation capabilities.

If we were to undertake actions to protect and maintain ownership and control over our proprietary intellectual property, including patents, copyrights, trademark rights and trade secrets, our standing in the open source community could be diminished which could result in a limitation on our ability to continue to rely on this community as a resource to identify and defend against new viruses, threats and techniques to attack secure networks, explore new ideas and concepts and further our research and development efforts.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our products without compensating us.

We rely primarily on copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. As of the date hereof, we have three patents issued and 33 applications pending for examination in the U.S. and foreign jurisdictions. We also hold numerous registered United States and foreign trademarks and have a number of trademark applications pending in the United States and in foreign jurisdictions. Valid patents may not be issued from pending applications, and the claims allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate protection or competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technologies or products is difficult. Our products incorporate open source Snort and ClamAV software, which is readily available to the public. To the extent that our proprietary software is included by others in what are purported to be open source products, it may be difficult and expensive to enforce our rights in such software. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. It is possible that we may have to resort to litigation to enforce and protect our copyrights, trademarks, patents and trade secrets, which litigation could be costly and a diversion of management resources. If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create products similar to ours.

In limited instances we have agreed to place, and in the future may place, source code for our software in escrow, other than the Snort and ClamAV source code, which are publicly available. In most cases, the source code may be made available to certain of our customers and OEM partners in the event that we file for bankruptcy or materially fail to support our products. Release of our source code may increase the likelihood of misappropriation or other misuse of our software. We have agreed to source code escrow arrangements in the past only rarely and usually only in connection with prospective customers considering a significant purchase of our products and services.

Claims that our products infringe the proprietary rights of others could harm our business and cause us to incur significant costs.

Technology products such as ours, which interact with multiple components of complex networks, are increasingly subject to infringement claims as the functionality of products in different industry segments overlaps. In particular, our RNA technology is a new technology for which we have yet be issued a patent. It is possible that other companies have patents with respect to technology similar to our technology, including RNA. 10 of our 33 pending patent applications relate to our RNA technology and were filed in 2004 and 2005. If others filed patent applications before us, which contain allowable claims within the scope of our RNA technology, then we may be found to infringe on such patents, if and when they are issued. We are aware of at least one company that has filed an application for a patent that, on its face, contains claims that may be construed to be within the scope of the same broad technology area as our RNA technology. That company, NetClarity, previously filed a suit against us for misappropriation and incorporation in our products of its proprietary rights, as well as making claims that our RNA technology and 3D security solutions are covered by claims in its pending patent application. This pending patent application has not issued as a patent. On June 7, 2007, we reached a definitive agreement with NetClarity, Inc. to settle this lawsuit and on June 13, 2007, the Superior Court of Suffolk County, Massachusetts entered a Stipulation of Dismissal with prejudice.

Unless and until the U.S. Patent and Trademark Office, or PTO, issues a patent to an applicant, there can be no way to assess a potential patentee’s right to exclude. Depending on the timing and substance of these patents and patent applications, our products, including our RNA technology, may be found to infringe the proprietary rights of others, and we may be subject to litigation with respect to any alleged infringement. The application of patent law to the software industry is particularly uncertain, as the PTO has only recently begun to issue software patents in large numbers, and there is a backlog of software-related patent applications pending claiming inventions whose priority dates may pre-date development of our own proprietary software. Additionally, in our customer contracts we typically agree to indemnify our customers if they incur losses resulting from a third party claim that their use of our products infringes upon the intellectual property rights of a third party. Any potential intellectual property claims against us, with or without merit, could:

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

Royalty or licensing agreements, if required, may not be available on acceptable terms, or at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could prevent us from distributing our products and cause us to incur great expense and delay in developing non-infringing products.

We rely on software licensed from other parties, the loss of which could increase our costs and delay software shipments.

We utilize various types of software licensed from unaffiliated third parties. For example, we license database software from MySQL that we use in our 3D Sensors, our RNA Sensors and our Defense Centers. Our Agreement with MySQL permits us to distribute MySQL software on our products to our customers worldwide until December 31, 2010. We amended our MySQL agreement on December 29, 2006 to give us the unlimited right to distribute MySQL software in exchange for a one-time lump-sum payment. We believe that the MySQL agreement is material to our business because we have spent a significant amount of development resources to allow the MySQL software to function in our products. If we were forced to find replacement database software for our products, we would be required to expend resources to implement a replacement database in our products, and there would be no guarantee that we would be able to procure the replacement on the same or similar commercial terms.

In addition to MySQL, we rely on other open source software, such as the Linux operating system, the Apache web server and OpenSSL, a secure socket layer implementation. These open source programs are licensed to us under various open source licenses. For example, Linux is licensed under the GNU General Public License Version 2, while Apache and OpenSSL are licensed under other forms of open source license agreements. If we could no longer rely on these open source programs, the functionality of our products would be impaired, and we would be required to expend significant resources to find suitable alternatives.

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

Because our products are complex, they may contain defects, errors or vulnerabilities that are not detected until after our commercial release and installation by our customers. We may not be able to correct any errors or defects or address vulnerabilities promptly, or at all. Any defects, errors or vulnerabilities in our products could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work-around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	increased service, warranty, product replacement and product liability insurance costs; and

•	negative publicity, which would harm our reputation.

In addition, because our products and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other valuable property of customers using our products, or interrupt their operations. If that happens, affected customers or others may sue us. In addition, we may face liability for breaches of our product warranties, product failures or damages caused by faulty installation of our products. Provisions in our contracts relating to warranty disclaimers and liability limitations may be deemed by a court to be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and divert management attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

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

We rely on one manufacturer, Bivio Networks, to build the hardware platform for three models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 4% of our product revenue in the year ended December 31, 2005, approximately 21% of our product revenue in the year ended December 31, 2006 and approximately 22% of our product revenue in the year ended December 31, 2007. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation, which could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.

Our expected transition to a new chief executive officer could be disruptive to our business, and our inability to hire or retain other key personnel would also slow our growth.

On February 27, 2008, we announced that we and E. Wayne Jackson III, our Chief Executive Officer, had agreed not to renew the term of Mr. Jackson’s employment contract with us, which is scheduled to expire at the close of business on May 5, 2008. Our board of directors has initiated an external search process for a new Chief Executive Officer to succeed Mr. Jackson, who will remain in his current role as Chief Executive Officer until we hire a successor.

While Mr. Jackson is fully cooperating with the search process, there can be no assurances that the transition to a new Chief Executive Officer will be smooth. Our success depends in part on having a successful Chief Executive Officer, yet we face significant competition for such an executive. We may not be able to find a suitable successor for the Chief Executive Officer position in a timely manner, and there are also no assurances that a new Chief Executive Officer would lead us in a successful manner. Any failure to implement a smooth transition to such a successor could have a material adverse effect on our business, results of operations or financial condition.

In addition to the transition of our Chief Executive Officer position, our business is also dependent on our ability to hire, retain and motivate highly qualified personnel, including other senior management, sales and technical professionals. In particular, as part of our growth strategy we intend to expand the size of our direct sales force domestically and internationally and to hire additional customer support and professional services personnel. However, competition for qualified services personnel is intense, and if we are unable to attract, train or retain the number of highly qualified sales and services personnel that our business needs, our reputation, customer satisfaction and potential revenue growth could be seriously harmed. To the extent that we hire personnel from competitors, we may also be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

In light of the transition arrangement with Mr. Jackson as our Chief Executive Officer, our future success will depend to a significant extent on the continued services of Martin Roesch, our founder. The loss of the services of this or other individuals could adversely affect our business and could divert other senior management time in searching for their replacements.

We depend on resellers and distributors for our sales; if they fail to perform as expected, our revenue will suffer.

Part of our business strategy involves entering into additional agreements with resellers and distributors that permit them to resell our products and service offerings. Revenue resulting from our resellers and distributors accounted for approximately 49% of our total revenue in the year ended December 31, 2005, approximately 49% of our total revenue in the year ended December 31, 2006 and approximately 56% of our total revenue in the year ended December 31, 2007. For the years ended December 31, 2005, 2006 and 2007, no single reseller, distributor, customer or OEM accounted for more than ten percent of our total revenue. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers or distributors may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business.

If we do not continue to establish and effectively manage our OEM relationships, our revenue could decline.

Our ability to sell our network security software products in new markets and to increase our share of existing markets will be impaired if we fail to expand our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through strategic resellers, system integrators and OEMs. We have alliances with OEMs such as Nortel and Nokia and we cannot predict the extent to which these companies will be successful in marketing or selling our software. Our agreements with these companies could be terminated on short notice, and they do not prevent our OEMs, systems integrators, strategic resellers or other distributors from selling the network security software of other companies, including our competitors. Nortel and Nokia, or any other OEM, system integrator, strategic reseller or distributor, could give higher priority to other companies’ software or to their own software than they give to ours, which could cause our revenue to decline.

Our inability to effectively manage our expected headcount growth and expansion and our additional obligations as a public company could seriously harm our ability to effectively run our business.

Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace due to limits on our resources. We have grown from 107 employees at December 31, 2004 to 240 employees at December 31, 2007. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters. In several recent quarters, we have not been able to hire sufficient personnel to keep pace with our growth. In addition to managing our expected growth, we have substantial additional obligations and costs as a result of becoming a public company in March 2007. These obligations include investor relations, preparing and filing periodic SEC reports, developing and maintaining internal controls over financial reporting and disclosure controls, compliance with corporate governance rules, Regulation FD and other requirements imposed on public companies by the SEC and the NASDAQ Global Market that we did not experience as a private company. Fulfilling these additional obligations will make it more difficult to operate a growing company. Any failure to effectively manage growth or fulfill our obligations as a public company could seriously harm our ability to respond to customers, the quality of our software and services and our operating results. To effectively manage growth and operate a public company, we are in the process of implementing an enterprise-wide information management system that includes new accounting, finance, management information and human resource systems and controls. Any failure by us to implement this system as planned, including any failure to adequately train personnel to use the new system, complete the implementation on schedule, complete the implementation within our budget or successfully transition our existing systems to the new system, could require us to devote significant additional management attention and financial resources, which could negatively affect the operation of our business.

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

As described in “Legal Proceedings” below, multiple federal securities class action lawsuits have been filed naming our company and certain of our officers and directors as co-defendants. We are not able to predict the ultimate outcome of this litigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

Risks associated with legal liability often are difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. We may in the future be the target of additional proceedings, and these proceedings may result in substantial costs and divert management’s attention and resources.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain.

As of February 25, 2008, we had 24,647,719 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes an aggregate of approximately 12.0 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our initial public offering, and who may sell such shares at their discretion subject to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our auditors may also be required to issue an attestation report on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2008.

We are continuing the challenging process of compiling the system and processing documentation before we perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock. Failure to comply with these rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

In addition, as a public company, we have and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company, and our administrative staff has been and will continue to be required to perform additional tasks. For example, we have created and/or revised the roles and duties of our board committees, adopted disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, and related regulations implemented by the Securities and Exchange Commission and the NASDAQ Global Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated bylaws, each of which became effective in March 2007 upon completion of our IPO, contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our principal executive offices are located in Columbia, Maryland. We also lease sales offices in Vienna, Virginia; Livonia, Michigan; Wokingham, United Kingdom; Tokyo, Japan; Singapore; Courbevoie Cedex, France; Hoofddorp, The Netherlands and Espoo, Finland. Our lease in Columbia, Maryland expires on May 31, 2010; our lease in Vienna, Virginia expires on January 31, 2012; our lease in Livonia, Michigan expires on August 31, 2008; our lease in Wokingham, United Kingdom expires on January 24, 2012; our lease in Singapore expires on September 30, 2008; our leases in Tokyo, Japan; Courbevoie Cedex, France; Hoofddorp, The Netherlands; and Espoo, Finland run month-to-month. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

Item 3.	LEGAL PROCEEDINGS

Consolidated IPO Class Action Litigation

On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against the Company and certain of its officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al, Case No. 1:07-cv-01351-JFM and Raveill v. Sourcefire, Inc. et al, Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, and an order entered on or about June 29, 2007, the United States District Court of the Southern District of New York has transferred the Pincus case to the United States District Court for the District of Maryland.

These actions claim to be filed on behalf of all persons or entities who purchased the Company’s common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with the Company’s March 9, 2007 initial public offering (the “IPO”). These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Exchange Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in the Company’s registration statement and prospectus issued in connection with the IPO. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

On September 4, 2007, the Court granted a motion to consolidate the four putative class action lawsuits into a single civil action. In that same order, the Court also appointed Sandra Amrhein as lead plaintiff, the law firm of Kaplan Fox & Kilsheimer LLP as lead counsel, and Tydings & Rosenberg LLP as liaison counsel. On October 4, 2007, Ms. Amrhein filed an Amended Consolidated Class Action Complaint asserting legal claims that previously had been asserted in one or more of the four original actions.

On November 20, 2007, the defendants moved to dismiss the Amended Consolidated Class Action Complaint. The parties are currently in the process of briefing that motion to dismiss; no hearing date on those motions has been set by the Court.

From time to time, we are involved in other disputes and litigation in the normal course of business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded on the NASDAQ Global Market under the symbol “FIRE.” Our stock began trading on the NASDAQ Global Market on March 9, 2007. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	High	Low

Year ended December 31, 2007:
First Quarter (from March 9, 2007)	$18.83	$14.75
Second Quarter	$17.61	$10.71
Third Quarter	$15.00	$7.96
Fourth Quarter	$10.50	$7.23

As of February 25, 2008, there were approximately 144 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “FIRE”) since March 9, 2007, the date our stock commenced public trading, through December 31, 2007 to two indices: the Russell 2000 Index and the RDG Software Composite Index. The graph assumes an initial investment of $100 on March 9, 2007. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN*
Among Sourcefire, Inc., The Russell 2000 Index
And The RDG Software Composite Index

*	$100 invested on 3/9/07 in stock or 2/28/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

	3/9/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
Sourcefire, Inc.	100.00	113.75	77.28	88.27	90.32	78.44	61.85	58.62	63.27	52.36	53.84
Russell 2000	100.00	101.07	102.89	107.10	105.53	98.32	100.54	102.27	105.20	97.65	97.59
RDG Software Composite	100.00	101.26	106.17	110.27	107.74	104.49	105.72	110.02	124.97	114.33	120.22

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

Item 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the three years ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements that do not appear in this report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share, per share and other operating data)

Consolidated statement of operations data:
Revenue:
Products	34,332	30,219	23,589	12,738	8,153
Services	21,527	14,707	9,290	3,955	1,328

Total revenue	55,859	44,926	32,879	16,693	9,481
Cost of revenue:
Products	9,523	8,440	6,610	4,533	2,570
Services	3,360	2,632	1,453	872	436

Total cost of revenue	12,883	11,072	8,063	5,405	3,006

Gross profit	42,976	33,854	24,816	11,288	6,475
Operating expenses:
Research and development	11,902	8,612	6,831	5,706	3,751
Sales and marketing	25,860	20,652	17,135	12,585	9,002
General and administrative	10,599	5,017	5,120	2,905	2,141
Depreciation and amortization	1,649	1,230	1,103	752	441
In-process research and development	2,947	—	—	—	—

Total operating expenses	52,957	35,511	30,189	21,948	15,335

Loss from operations	(9,981)	(1,657)	(5,373)	(10,660)	(8,860)
Other income (expense), net	4,604	792	(85)	164	16

Loss before income taxes	(5,377)	(865)	(5,458)	(10,496)	(8,844)
Income tax expense	(244)	(67)	—	—	—

Net loss	(5,621)	(932)	(5,458)	(10,496)	(8,844)
Accretion of preferred stock	(870)	(3,819)	(2,668)	(2,451)	(1,262)

Net loss attributable to common stockholders	(6,491)	(4,751)	(8,126)	(12,947)	(10,106)

Net loss attributable to common stockholders per common share:
Basic and diluted	(0.32)	(1.40)	(2.54)	(4.97)	(4.69)
Shares used in per common share calculations:
Basic and diluted	20,434,792	3,389,527	3,200,318	2,602,743	2,156,725

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share, per share and other operating data)

Other operating data:
Number of sales in excess of $500,000	15	14	9	5	2
Number of new 3D customers	266	273	149	136	161
Cumulative number of Fortune 100 3D customers at end of period	29	26	24	17	10
Number of full-time employees at end of period	240	182	135	107	84

Consolidated Balance Sheet Data

	Year Ended December 31,
	2007	2006	2005	2004	2003

Cash and cash equivalents	33,071	13,029	1,106	3,563	5,315
Held-to-maturity investments	73,956	13,293	2,005	5,751	—
Total assets	141,678	49,952	21,250	20,016	10,316
Long-term debt	—	1,312	990	461	345
Total liabilities	32,484	22,104	16,340	10,177	5,166
Total convertible preferred stock	—	66,747	40,007	37,339	19,958
Total stockholders’ equity (deficit)	109,194	(38,899)	(35,097)	(27,500)	(14,808)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview. This section provides a general description of our business, the performance indicators that management uses in assessing our financial condition and results of operations, and anticipated trends that management expects to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three years ended December 31, 2007.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the year ended December 31, 2007 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on the part of management in application. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

Overview

We are a leading provider of Enterprise Threat Management (“ETM”) solutions for information technology (“IT”) infrastructures of commercial enterprises (e.g., healthcare, financial services, manufacturing, energy, education, retail, telecommunications) and federal and state government organizations. The Sourcefire 3Dtm System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent network defense that unifies intrusion prevention system (“IPS”), network behavior analysis (“NBA”), network access control (“NAC”) and vulnerability assessment (“VA”) solutions under a common management framework. This ETM approach equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.

We sell our network security solutions to a diverse customer base that includes 29 of the Fortune 100 and over half of the 30 largest U.S. government agencies. We also manage two of the security industry’s leading open source initiatives, Snort and ClamAV.

2007 Developments

Initial Public Offering

In March 2007, we completed the initial public offering, or IPO, of our common stock in which we sold and issued 6,185,500 shares of our common stock, including 865,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. We raised a total of $92.8 million in gross proceeds from the IPO, or approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 14,302,056 shares of common stock.

Acquisition of ClamAV

In August 2007, we closed on our acquisition of the intellectual property assets of ClamAV, an open source gateway anti-virus and anti-malware project. We paid $3.5 million in cash to the former owners, and deposited an additional $1.0 million in cash into escrow, to be paid to the sellers upon the delivery of certain additional source code, which is currently expected to be completed in the first quarter of 2008. We allocated $2.9 million of the purchase price to in-process research and development and allocated the remaining $634,000 to certain marketing related intangible assets. The estimated fair value of the in-process research and development project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion and the risks surrounding the successful development and commercialization of the technology and product. The amount allocated to in-process research and development was immediately expensed, as there is no anticipated alternative future use for the acquired technology. The estimated fair value of the marketing-related intangible assets was determined using the relief from royalty method. As of December 31, 2007, we determined that it was probable that the additional source code would be completed in 2008 and the contingent payment would be made; therefore, the $1.0 million placed into escrow was accrued as a liability and recorded as a compensation expense as the sellers are now our employees and the payment is for services rendered.

Key Financial Metrics and Trends

Pricing and Discounts

We maintain a standard price list for all of our products. Additionally, we have a corporate policy that governs the level of discounts our sales organization may offer on our products, based on factors such as transaction size, volume of products, federal or state programs, reseller or distributor involvement and the level of technical support commitment. Our total product revenue and the resulting cost of revenue and gross profit percentage are directly affected by our ability to manage our product pricing policy. Although to date we have not experienced pressure to reduce our prices, competition is increasing and, in the future, we may be forced to reduce our prices to remain competitive.

Revenue

We currently derive revenue from product sales and services. Product revenue is principally derived from the sale of our network security solutions. Our network security solutions include a perpetual software license bundled with a third-party hardware platform. Services revenue is principally derived from technical support and professional services. We typically sell technical support to complement our network security product solutions. Technical support entitles a customer to product updates, new rule releases and both telephone and web-based assistance for using our products. Our professional services revenue includes optional installation, configuration and tuning (“network security deployment services”). These network security deployment services typically occur on-site after delivery has occurred.

Product sales are typically recognized as revenue at shipment of the product to the customer, whether sold directly or through resellers. For sales made through distributors and original equipment manufacturers, or OEMs, we do not recognize revenue until we receive the monthly sales report which indicates the sell-through volume to end user customers. Revenue from services is recognized when the services are performed. For technical support services, revenue is recognized ratably over the term of the support arrangement, which is usually a 12-month agreement providing for payment in advance and automatic renewals as evidenced by customer payment.

We sell our network security solutions globally. However, 81% of our revenue for 2006 and 75% of our revenue for 2007 was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we strengthen our international presence. We also expect that our revenue from sales through OEMs and distributors will increase in amount and as a percentage of total revenue as we expand such relationships.

Revenue from product sales has historically been highly seasonal, with more than one-third of our total product revenue in recent fiscal years generated in the fourth quarter and more than 60% in the second half of the year. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and sequential quarterly comparisons. Revenue from our government customers has occasionally been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Although we do not expect these general seasonal patterns to change substantially in the future, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations for a particular period and cause us to fail to meet the financial performance expectations of securities industry research analysts or investors.

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs and, in the limited instance where we lease our network security solutions to our customers, depreciation and amortization. For the years ended December 31, 2007 and 2006, cost of product revenue was 28% of total product revenue for both periods. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, per unit hardware cost has remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and associated overhead expenses, such as occupancy costs and fringe benefits costs, as part of managing our outsourced manufacturing process. These costs are included as a component of our cost of product revenue, but they have not been material to date.

Cost of services revenue includes the direct labor costs of our employees and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs. Additionally, we include in cost of services revenue an allocation of overhead expenses such as occupancy costs, fringe benefits and supplies as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty. For the years ended December 31, 2007 and 2006, cost of services revenue was 16% and 18%, respectively, of total services revenue. We anticipate incurring an increasing amount of these services costs in the future for additional personnel to support and service our growing customer base.

Gross Profit

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Although we have not had to reduce the prices of our products or vary our pricing policy in recent years, our gross profit would be adversely affected by price declines if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter. For the years ended December 31, 2007 and 2006, gross profit was 77% and 75%, respectively, of total revenue. Based on current market conditions, we do not expect these percentages to change significantly in the foreseeable future, although unexpected pricing pressures or an increase in hardware or other costs would cause our gross profit percentage to decline.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of payroll, benefits and related occupancy and other overhead for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.

We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the foreseeable future, but should decline moderately as a percentage of total revenue as we expect to grow our revenues more rapidly than our research and development expenditures. For the years ended December 31, 2007 and 2006, research and development expense was $11.9 million and $8.6 million, or 21% and 19% of total revenue, respectively.

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

For the years ended December 31, 2007 and 2006, sales and marketing expense was $25.9 million and $20.7 million, or 46% of total revenue for both periods.

General and Administrative.  General and administrative expenses consist primarily of salaries, incentive compensation, benefits and related occupancy and other overhead costs for executive, finance, information system, human resources and administrative personnel; legal, accounting and tax preparation and advisory fees; travel and related costs; information systems and infrastructure costs; and corporate insurance.

General and administrative expenses increased during the period of time leading up to our IPO and, as we operate as a public company, we have incurred additional expenses for costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, directors’ and officers’ liability insurance, our investor relations function, and an increase in personnel to perform SEC reporting.

For the years ended December 31, 2007 and 2006, general and administrative expense was $10.6 million and $5.0 million, or 19% and 11% of total revenue, respectively.

In-process research and development costs.  In-process research and development costs represent amounts allocated to acquired assets for which technological feasibility has not yet been reached and no alternative future use exists.

For the year ended December 31, 2007, in-process research and development costs were $2.9 million in connection with our acquisition of the assets of ClamAV. There was no corresponding expense during the same period in 2006.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, based on the estimated grant date fair value of employee stock options subsequently granted or modified, we recognized aggregate stock-based compensation expense of $2.6 million and $806,000 for the years ended December 31, 2007 and 2006, respectively. We use the Black-Scholes option pricing model to estimate the calculated value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.

Results of Operations

The following table sets forth our results of operations for the periods shown:

	Years Ended				Years Ended
	December 31		Variance		December 31		Variance
	2007	2006	$	%	2006	2005	$	%

Revenue:
Products	$34,332	$30,219	$4,113	14%	$30,219	$23,589	$6,630	28%
Technical support and professional services	21,527	14,707	6,820	46%	14,707	9,290	5,417	58%

Total revenue	55,859	44,926	10,933	24%	44,926	32,879	12,047	37%
Cost of revenue:
Products	9,523	8,440	1,083	13%	8,440	6,610	1,830	28%
Technical support and professional services	3,360	2,632	728	28%	2,632	1,453	1,179	81%

Total cost of revenue	12,883	11,072	1,811	16%	11,072	8,063	3,009	37%

Gross profit	42,976	33,854	9,122	27%	33,854	24,816	9,038	36%
Operating expenses:
Research and development	11,902	8,612	3,290	38%	8,612	6,831	1,781	26%
Sales and marketing	25,860	20,652	5,208	25%	20,652	17,135	3,517	21%
General and administrative	10,599	5,017	5,582	111%	5,017	5,120	(103)	(2)%
Depreciation and amortization	1,649	1,230	419	34%	1,230	1,103	127	12%
In-process research and development costs	2,947	—	2,947	100%	—	—	—	0%

Total operating expenses	52,957	35,511	17,446	49%	35,511	30,189	5,322	18%
Loss from operations	(9,981)	(1,657)	(8,324)	(502)%	(1,657)	(5,373)	3,716	69%
Other income (expense), net	4,604	792	3,812	481%	792	(85)	877	1032%

Income (loss) before income taxes	(5,377)	(865)	(4,512)	(522)%	(865)	(5,458)	4,593	84%
Income tax expense	(244)	(67)	(177)	(264)%	(67)	—	(67)	N/A

Net Loss	$(5,621)	$(932)	$(4,689)	(503)%	$(932)	$(5,458)	$4,526	83%

The following table sets forth our results of operations as a percentage of total revenue for the periods shown:

	Years Ended December 31
	2007	2006	2005

Revenue:
Products	61%	67%	72%
Technical support and professional services	39%	33%	28%

Total revenue	100%	100%	100%
Cost of revenue:
Products	17%	19%	20%
Technical support and professional services	6%	6%	5%

Total cost of revenue	23%	25%	25%

Gross profit	77%	75%	75%
Operating expenses:
Research and development	22%	19%	21%
Sales and marketing	46%	46%	52%
General and administrative	19%	11%	16%
Depreciation and amortization	3%	3%	3%
In-process research and development costs	5%	0%	0%

Total operating expenses	95%	79%	92%

Loss from operations	(18)%	(4)%	(17)%
Other income (expense), net	8%	2%	0%

Income (loss) before income taxes	(10)%	(2)%	(17)%
Income tax expense	0%	0%	0%

Net Loss	(10)%	(2)%	(17%)

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  Our total revenue increased 24% to $55.9 million in the year ended December 31, 2007 from $44.9 million in the year ended December 31, 2006. Product revenue increased 14% to $34.3 million in the year ended December 31, 2007 from $30.2 million in the year ended December 31, 2006. The increase in product revenue was driven primarily by higher demand for our sensor products, sales of which increased $3.4 million, including $1.1 million of sales from our 9800 sensors introduced in the fourth quarter. In addition, royalty income increased $1.1 million. These increases were partially offset by a decrease in sales of our software only license products of $1.0 million. Our services revenue increased 46% to $21.5 million in the year ended December 31, 2007 from $14.7 million in the year ended December 31, 2006. The increase in services revenue resulted from our support services being provided to a larger installed customer base comprised of new customers, as well as current customers who renewed their maintenance subscriptions.

Cost of Revenue.  Total cost of revenue increased 16% to $12.9 million in the year ended December 31, 2007 from $11.1 million in the year ended December 31, 2006. Product cost of revenue increased 13% to $9.5 million in the year ended December 31, 2007 from $8.4 million in the year ended December 31, 2006. During the year ended December 31, 2007, we did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. The increase in product cost of revenue was driven primarily by higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers. Our services cost of revenue increased 28% to $3.4 million in the year ended December 31, 2007, compared to $2.6 million in the year ended December 31, 2006. This increase was attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.

Gross Profit.  Gross profit increased 27% to $43.0 million in the year ended December 31, 2007 from $33.9 million in the year ended December 31, 2006. Gross profit as a percentage of total revenue increased to 77% in the year ended December 31, 2007 from 75% in the year ended December 31, 2006, primarily due to additional, higher-margin services revenues, which grew at a higher rate than our product revenues.

Research and Development.  Research and development expenses increased 38% to $11.9 million, or 22% of total revenue, in the year ended December 31, 2007 from $8.6 million, or 19% of total revenue, in the year ended December 31, 2006. The increase in the amount of research and development expenses was primarily due to an increase in payroll, benefits and overhead expenses of $2.1 million, expensing of the $1.0 million escrow from the ClamAV acquisition for the anticipated completion of additional source code and an increase in stock-based compensation expense of $268,000 due to the hiring of additional personnel in our research and development department to support the release of updates and enhancements to our 3D products.

Sales and Marketing.  Sales and marketing expenses increased 25% to $25.9 million, or 46% of total revenue, in the year ended December 31, 2007 from $20.7 million, or 46% of total revenue, in the year ended December 31, 2006. The increase in the amount of sales and marketing expenses was primarily due to an increase of $2.5 million in payroll and benefit expenses for additional sales and marketing personnel, an increase of $578,000 in sales travel and travel-related expenses, an increase of $644,000 for stock-based compensation expense and an increase of $639,000 for advertising, promotion, partner marketing programs and trade show expenses in support of our network security solutions.

General and Administrative.  General and administrative expenses increased 111% to $10.6 million, or 19% of total revenue in the year ended December 31, 2007 from $5.0 million, or 11% of total revenue in the year ended December 31, 2006. This increase in general and administrative expense was primarily due to an increase of payroll and benefits of $1.3 million for personnel hired in our accounting, information technology, human resources and legal departments, an increase of $841,000 for stock-based compensation expense, an increase of $1.6 million in professional fees related to audit, tax and regulatory compliance, and an increase of $474,000 in insurance premiums primarily due to an increase in our D&O insurance coverage.

Depreciation and Amortization.  Depreciation and amortization expense increased 34% to $1.6 million in the year ended December 31, 2007 from $1.2 million in the year ended December 31, 2006. These expenses increased principally due to amortization of leasehold improvements relating to our UK office, additional lab and testing equipment purchased for the engineering department and personal computers purchased for personnel hired since December 31, 2006.

In-process research and development costs.  For the year ended December 31, 2007, charges for in-process research and development totaled $2.9 million with no corresponding expense in 2006. The charge in 2007 is attributable to the August 2007 acquisition of certain assets of ClamAV, for which technological feasibility had not yet been reached and no alternative future use existed.

Other income (expense).  Other income (expense) increased $3.8 million to $4.6 million during the year ended December 31, 2007 from $792,000 in the year ended December 31, 2006. The increase was primarily due to an increase in interest and investment income as a result of higher cash balances resulting from our March 2007 IPO.

Provision for income taxes.  The provision for income taxes was $244,000 for the year ended December 31, 2007 as compared to $67,000 for the year ended December 31, 2006. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At December 31, 2007, our net deferred tax assets were fully reserved except for a $29,000 benefit expected to be available to offset foreign tax liabilities in the future. At December 31, 2006, our net deferred tax assets were fully reserved. The provision for income taxes of $244,000 for the year ended December 31, 2007 principally relates to foreign income taxes.

Comparison of Years Ended December 31, 2006 and 2005

Revenue.  Our total revenue increased 37% to $44.9 million in the year ended December 31, 2006 from $32.9 million in the year ended December 31, 2005. Product revenue increased 28% to $30.2 million in the year ended December 31, 2006 from $23.6 million in the year ended December 31, 2005. We did not introduce any new products during 2006 nor did we change the prices of our products from 2005 to 2006. The increase in product revenue was driven primarily by higher demand for our network security solutions throughout both periods, specifically sales of our enterprise class 3D Sensor which increased $5.5 million during 2006. Our services revenue increased 58% to $14.7 million in the year ended December 31, 2006 from $9.3 million in the year ended December 31, 2005. The increase in services revenue resulted primarily from support services being provided to a larger installed customer base in the 2006 period.

Cost of Revenue.  Our total cost of revenue increased 37% to $11.1 million in the year ended December 31, 2006, compared to $8.1 million in the year ended December 31, 2005. Our product cost of revenue increased 28% to $8.4 million in the year ended December 31, 2006, compared to $6.6 million in the year ended December 31, 2005. During these periods, we did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. The increase in product cost of revenue was driven primarily by higher volume demand for our network security solutions for which we must procure and provide the hardware platform to our customers. Our services cost of revenue increased 81% to $2.6 million in the year ended December 31, 2006, compared to $1.5 million in the year ended December 31, 2005. Of this increase, $620,000 was attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers, and $190,000 was attributable to extending the service contracts with the manufacturers for the hardware platform included with our products for our installed base of customers.

Gross Profit.  Gross profit increased 36% to $33.9 million in the year ended December 31, 2006, from $24.8 million in the year ended December 31, 2005. Gross profit as a percentage of total revenue was 75% in both the years ended December 31, 2006 and December 31, 2005. This percentage did not vary between the periods because our product mix, the selling prices of our products and our hardware platform costs remained relatively stable throughout both periods. The increase of $9.1 million in gross profit was primarily due to an increase in product sales and an increase in the number of customers that contracted with us for support arrangements.

Research and Development.  Research and development expenses increased 26% to $8.6 million, or 19% of total revenue, in the year ended December 31, 2006 from $6.8 million, or 21% of total revenue, in the year ended December 31, 2005. The increase in the amount of research and development expenses was primarily due to an increase in payroll and benefits of $1.8 million in the year ended December 31, 2006, which resulted from adding personnel in our research and development department to support the release of updates and enhancements to our RNA, Intrusion Sensor, and Defense Center products. In addition, at the beginning of 2006, we began product development work on a new release of the Snort intrusion detection engine.

Sales and Marketing.  Sales and marketing expenses increased 21% to $20.7 million, or 46% of total revenue, in the year ended December 31, 2006 from $17.1 million, or 52% of total revenue, in the year ended December 31, 2005. The increase in the amount of sales and marketing expenses was primarily due to an increase of $2.1 million in salaries and incentive compensation expense for additional sales personnel, as well as an increase of $0.4 million for stock compensation expense and $0.3 million in advertising and promotion expenses in support of our 3D marketing message for our network security solutions.

General and Administrative.  General and administrative expenses decreased 2% to $5.0 million, or 11% of total revenue in the year ended December 31, 2006 from $5.1 million, or 16% of total revenue in the year ended December 31, 2005. During 2006, payroll and benefits increased $180,000 for personnel hired in our accounting, information technology, human resources and legal departments, stock compensation increased $280,000 due to the adoption of FAS 123R, and audit and tax consulting increased $110,000; however, these increases were offset by a reduction of $620,000 in legal fees associated with the planned merger with Check Point Software Technologies, Inc. that was negotiated in the summer and autumn of 2005 and withdrawn in March 2006.

Depreciation and Amortization.  Depreciation and amortization expenses increased 12% to $1.2 million in the year ended December 31, 2006 from $1.1 million in the year ended December 31, 2005. These expenses increased principally because of additional personal computers purchased for personnel hired during 2006.

Seasonality

Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the Federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to the practice of many Europeans taking extended vacation time and delaying capital purchase activities until their return in the fall. We have historically generated a significant portion of product revenue in the fourth quarter due to the combination of increased activity in Europe, coupled with North American enterprise customers who often wait until the fourth quarter to extract favorable pricing terms from their vendors, including Sourcefire. The timing of these shipments could materially affect our year-end product revenue. Currently, we do not see any indication that these seasonal patterns will change significantly in the foreseeable future.

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

Liquidity and Capital Resources

Cash Flows

At December 31, 2007, we had cash, cash equivalents and held-to-maturity investments of $107.0 million, as compared to $26.3 million at December 31, 2006.

Net cash provided by operating activities of $2.9 million for the year ended December 31, 2007 was primarily comprised of $2.8 million of net non-cash related expenses, a $6.9 million increase in deferred revenue, a $4.4 million increase in accounts payable and accrued expenses and $2.9 million of in-process research and development costs, offset by a $5.6 million net loss, a $4.1 million increase in accounts receivable, a $2.8 million increase in inventory and a $2.0 million increase in prepaid expenses and other assets.

Net cash used in investing activities of $66.9 million for the year ended December 31, 2007 was primarily comprised of a $125.1 million cash outlay for the purchase of held-to-maturity investments, a $3.1 million cash outlay for capital additions and a $4.6 million cash outlay for the acquisition of ClamAV, $1.0 million of which was paid into escrow, offset by $65.9 million of proceeds from the maturities of held-to-maturity investments. The capital additions were used for leasehold improvements to our U.K. office space and computer and network equipment for additional personnel.

Net cash provided by financing activities of $84.0 million for the year ended December 31, 2007 was primarily comprised of $84.9 million of net cash proceeds of our IPO offset by a $1.4 million debt repayment.

Liquidity Requirements

We manufacture and distribute our products through contract manufacturers and OEMs. This approach provides us with the advantage of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. The majority of our products are delivered to our customers directly from our contract manufacturers. Accordingly, our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped. By leasing our office facilities, we also minimize the cash needed for expansion. Our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific test equipment.

Our short-term liquidity requirements through December 31, 2008 consist primarily of the funding of capital expenditures and working capital requirements. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of existing cash and investment resources.

Our long-term liquidity requirements consist primarily of obligations under our operating leases. We believe that cash flow from operations will be sufficient to meet these long-term requirements.

In addition, we may utilize cash resources, equity financing or debt financing to fund acquisitions or investments in complementary businesses, technologies or product lines.

Contractual Obligations

Our principal commitments consist of obligations under our equipment facility, leases for office space and minimum contractual obligations for services. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years

Operating Leases	$4,371	$1,529	$2,260	$582
Purchase Commitments(1)	7,639	7,639	—	—

(1)	We entered into a purchase commitment with a hardware manufacturing vendor with whom we have a current arrangement. Under the terms of this commitment, we have agreed to purchase a fixed quantity of inventory over an 18-month period. The value of the purchase commitment is approximately $800,000 of which $340,000 has been purchased to date. Additionally, we purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2007, we had total purchase commitments for inventory of approximately $7.2 million, exclusive of the commitment described above.

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

We believe that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements contained in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition.  We recognize substantially all of our revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by SOP 98-4 and SOP 98-9. For each arrangement, we defer revenue recognition until: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable.

We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. However, if the only undelivered elements are elements for which we currently have vendor-specific objective evidence of fair value, we recognize revenue for the delivered elements based on the residual method.

We have established vendor-specific objective evidence of fair value for our technical support based upon actual renewals of each type of technical support that is offered and for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which ranges from 12 to 48 months in most arrangements. The vendor-specific objective evidence of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.

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

Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

Under the provisions of SFAS 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We have assumed a forfeiture rate of 15% per annum for options and 10% per annum for restricted stock grants. We will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. We rely on historical experience of employee turnover to estimate expected forfeitures.

Based on the estimated grant date fair value of employee stock options granted or modified, we recognized aggregate compensation expense of $1.9 million and $706,000 for the years ended December 31, 2007 and 2006, respectively. The following are the weighted average assumptions and fair values used in valuing the stock options granted and a discussion of our assumptions:

	2007	2006

Average risk-free interest rate	4.63%	4.68%
Expected dividend yield	0.0%	0.0%
Expected useful life	6.25 years	6.25 years
Expected volatility	74.8%	77.2%
Fair value of stock option awards granted during the year	$8.63	$5.47

Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.

Expected dividend yield — We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Expected useful life — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, as amended by SAB No. 111.

Expected volatility -— Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given our limited historical stock data from our initial public offering in March 2007, we have used a blended volatility to estimate expected volatility. The blended volatility includes the average of our preceding daily historical volatility from our initial public offering to the respective grant date and an average of our peer group preceding daily historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, are in the same industry or are competitors.

If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related compensation expense and net income could have been significantly different.

For options and other awards accounted for under SFAS 123(R), we recognize compensation expense on a straight-line basis over the requisite service period of the award.

The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of December 31, 2007 was $4.5 million, which will be recognized over a weighted-average period of 2.45 years. To the extent the actual forfeiture rate is different from what we have anticipated; stock based compensation related to these awards will differ from our expectations. During 2007, we adjusted our estimated forfeiture rate for options from 10% to 15%.

The fair value of the unvested restricted stock awards is measured using the closing price of our common stock on the date of grant, or the estimated fair value of the common stock if granted prior to our initial public offering. The total compensation expense related to restricted stock awards was $716,000 and $100,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $2.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 3.08 years. To the extent the actual forfeiture rate is different from what we have anticipated; stock based compensation related to these awards will differ from our expectations. During 2007, we adjusted our estimated forfeiture rate for restricted stock awards from 5% to 10%.

As of December 31, 2007, we had outstanding stock options to purchase an aggregate of 3,063,588 shares of our common stock and non-vested restricted stock awards of 295,680 shares outstanding.

Accounting for Income Taxes.  We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At December 31, 2007 and 2006, we recorded a valuation allowance of $13,046 and $10,716, respectively, since it was not more likely than not that such assets would be realized. We recorded a provision for income taxes of $244,000 and $67,000 for the years ended December 31, 2007 and 2006, respectively, principally related to foreign income taxes.

Warranty.  We warrant that our software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, we warrant that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. We further agree to repair or replace software or products that do not conform to those warranties. The one year warranty on hardware coincides with the hardware warranty that we obtain from the manufacturer. We estimate the costs that may be incurred under our warranties and record a liability at the time product revenue is recognized. Factors that affect our warranty liability include the number of sold units, historical and anticipated rates of warranty claims and the estimated cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. While warranty costs have historically been within our expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors.

Allowance for Doubtful Accounts.  We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in our customer payment cycle. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Inventories.  Inventory consists of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A significant portion of our inventory includes products used for customer testing and evaluation. This inventory is predominantly located at the customer’s premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and evaluation unit age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological obsolescence of our products.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB issued FSP FAS 157-b which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This option will become available effective in fiscal year 2008 when we adopt SFAS 159. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt this standard on January 1, 2009. We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and we will adopt this standard on January 1, 2009. We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates, particularly the Euro, British pound and Yen, associated with operating expenses of, and cash held in, our foreign operations, but we believe this exposure to be immaterial at this time. As we grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and held-to-maturity investments totaling $107.0 million at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-23 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Sourcefire’s Disclosure Controls and Internal Controls.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with our policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them.

Changes in Internal Controls Over Financial Reporting.  There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Report of Management’s Assessment Regarding Internal Control Over Financial Reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	OTHER INFORMATION

On February 26, 2008, our Board of Directors appointed Nicholas G. Margarites as our Chief Accounting Officer. Mr. Margarites joined Sourcefire in May 2003 and also serves as our Vice President of Finance.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December, 31, 2007, and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements at page F-1 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

(3) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this annual report and such Exhibit Index is incorporated herein by reference. Exhibits 4.2 – 4.7, 10.2 – 10.8, 10.15 and 10.16 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this annual report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

SOURCEFIRE, INC.

By:	/s/ E. Wayne Jackson, III
E. Wayne Jackson, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Todd P. Headley and Douglas W. McNitt, and each of them, as attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, granting to said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ E. Wayne Jackson, III E. Wayne Jackson, III	Chief Executive Officer and Director (principal executive officer)	February 28, 2008

/s/ Todd P. Headley Todd P. Headley	Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2008

/s/ Nicholas G. Margarites Nicholas G. Margarites	Chief Accounting Officer and Vice President of Finance (principal accounting officer)	February 28, 2008

/s/ Martin F. Roesch Martin F. Roesch	Chief Technology Officer and Director	February 28, 2008

/s/ Asheem Chandna Asheem Chandna	Director	February 28, 2008

/s/ Tim A. Guleri Tim A. Guleri	Director	February 28, 2008

/s/ Joseph R. Chinnici Joseph R. Chinnici	Director	February 28, 2008

/s/ Steven R. Polk Steven R. Polk	Director	February 28, 2008

/s/ Arnold L. Punaro Arnold L. Punaro	Director	February 28, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sourcefire, Inc.

We have audited the accompanying consolidated balance sheets of Sourcefire, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sourcefire, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 25, 2008

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2007	2006
	(Amounts in thousands, except share and
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$33,071	$13,029
Held-to-maturity investments	69,816	12,385
Accounts receivable, net of allowance for doubtful accounts of $160 in 2007 and $166 in 2006	20,689	16,507
Inventory	4,863	2,099
Prepaid expenses and other current assets	2,651	919

Total current assets	131,090	44,939
Property and equipment, net	4,041	2,546
Intangible assets, net of accumulated amortization of $42 in 2007 and $0 in 2006	592	—
Held-to-maturity investments, less current portion	4,140	908
Restricted cash	1,000	—
Other assets	815	1,559

Total assets	$141,678	$49,952

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,930	$3,081
Accrued compensation and related expenses	3,151	1,783
Other accrued expenses	1,458	1,312
Current portion of deferred revenue	18,417	11,735
Current portion of long-term debt	—	675
Other current liabilities	832	501

Total current liabilities	29,788	19,087
Deferred revenue, less current portion	2,610	2,380
Long-term debt, less current portion	—	637
Other long-term liabilities	86	—

Total liabilities	32,484	22,104

Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; 2,495,410 shares authorized at December 31, 2006, 2,475,410 shares issued and outstanding at December 31, 2006; aggregate liquidation preference of $14,093 at December 31, 2006; no shares authorized, issued or outstanding at December 31, 2007	—	10,308
Warrants to purchase Series A convertible preferred stock	—	25
Series B convertible preferred stock, $0.001 par value; 7,132,205 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $19,947 at December 31, 2006; no shares authorized, issued or outstanding at December 31, 2007	—	14,265
Series C convertible preferred stock, $0.001 par value; 5,404,043 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $26,050 at December 31, 2006; no shares authorized, issued or outstanding at December 31, 2007	—	18,270
Series D convertible preferred stock, $0.001 par value; 3,264,449 shares authorized, issued and outstanding at December 31, 2006; aggregate liquidation preference of $29,847 at December 31, 2006; no shares authorized, issued or outstanding at December 31, 2007	—	23,879

Total convertible preferred stock	—	66,747
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 24,642,433 and 3,491,764 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	24	3
Additional paid-in capital	153,693	—
Accumulated deficit	(44,523)	(38,902)

Total stockholders’ equity (deficit)	109,194	(38,899)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$141,678	$49,952

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	(Amounts in thousands, except share and
	per share data)

Revenue:
Products	$34,332	$30,219	$23,589
Technical support and professional services	21,527	14,707	9,290

Total revenue	55,859	44,926	32,879
Cost of revenue:
Products	9,523	8,440	6,610
Technical support and professional services	3,360	2,632	1,453

Total cost of revenue	12,883	11,072	8,063

Gross profit	42,976	33,854	24,816
Operating expenses:
Research and development	11,902	8,612	6,831
Sales and marketing	25,860	20,652	17,135
General and administrative	10,599	5,017	5,120
Depreciation and amortization	1,649	1,230	1,103
In-process research and development	2,947	—	—

Total operating expenses	52,957	35,511	30,189

Loss from operations	(9,981)	(1,657)	(5,373)
Other income (expense):
Interest and investment income	4,665	784	101
Interest expense	(35)	(87)	(98)
Other income (expense)	(26)	95	(88)

Total other income (expense)	4,604	792	(85)

Loss before income taxes	(5,377)	(865)	(5,458)
Income tax expense	(244)	(67)	—

Net loss	(5,621)	(932)	(5,458)
Accretion of preferred stock	(870)	(3,819)	(2,668)

Net loss attributable to common stockholders	$(6,491)	$(4,751)	$(8,126)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.32)	$(1.40)	$(2.54)
Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	20,434,792	3,389,527	3,200,318

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Warrants to
			Purchase
	Series A Convertible		Series A	Series B Convertible		Series C Convertible		Series D Convertible				Additional
	Preferred Stock		Convertible	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Unearned	Accumulated
	Shares	Amount	Preferred Stock	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
	(Amounts in thousands, except share data)

Balance at January 1, 2005	2,475,410	$8,938	25	7,132,205	$12,435	5,404,043	$15,941	—	$—	3,292,882	$3	$—	$(75)	$(27,428)	$(27,500)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	114,800	—	59	—	—	59
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	415	—	—	415
Accretion of convertible preferred stock to redemption value	—	660	—	—	883	—	1,125	—	—	—	—	(474)	—	(2,194)	(2,668)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	55	—	55
Net loss for 2005	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,458)	(5,458)
Balance at December 31, 2005	2,475,410	9,598	25	7,132,205	13,318	5,404,043	17,066	—	—	3,407,682	3	—	(20)	(35,080)	(35,097)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	84,082	—	143	—	—	143
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	83	—	—	83
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	703	—	—	703
Issuance of Series D redeemable convertible preferred stock, net of direct issuance costs of $79	—	—	—	—	—	—	—	3,264,449	22,921	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	710	—	—	947	—	1,204	—	958	—	—	(929)	—	(2,890)	(3,819)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	20	—	20
Net loss for 2006	—	—	—	—	—	—	—	—	—	—	—	—	—	(932)	(932)
Balance at December 31, 2006	2,475,410	10,308	25	7,132,205	14,265	5,404,043	18,270	3,264,449	23,879	3,491,764	3	—	—	(38,902)	(38,899)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	305,077	1	332	—	—	333
Exercise of common stock warrant	—	—	—	—	—	—	—	—	—	30,543	—	—	—	—	—
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	329,882	—	—	—	—	—
Cancellation of restricted common stock	—	—	—	—	—	—	—	—	—	(2,389)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,646	—	—	2,646
Excess tax benefits relating to share-based payments	—	—	—	—	—	—	—	—	—	—	—	106	—	—	106
Issuance of common stock in IPO, net of issuance costs of $8,901	—	—	—	—	—	—	—	—	—	6,185,500	6	83,876	—	—	83,882
Accretion of convertible preferred stock to redemption value		140	—	—	186	—	237	—	307	—	—	(870)	—	—	(870)
Conversion of preferred stock to common stock	(2,475,410)	(10,448)	(25)	(7,132,205)	(14,451)	(5,404,043)	(18,507)	(3,264,449)	(24,186)	14,302,056	14	67,603	—	—	67,617
Net loss for 2007	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,621)	(5,621)
Balance at December 31, 2007	—	$—	—	—	$—	—	$—	—	$—	24,642,433	$24	$153,693	$—	$(44,523)	$109,194

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(Amounts in thousands)

Operating activities
Net loss	$(5,621)	$(932)	(5,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,678	1,261	1,127
Provision for doubtful accounts	(126)	55	57
Stock-based compensation	2,646	806	470
Amortization of (premium) discount on held-to-maturity investments	(1,441)	(81)	126
Write-off of acquired in-process research and development costs	2,947	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,056)	(3,645)	(5,120)
Inventory	(2,764)	(344)	(1,065)
Prepaid expenses and other assets	(2,027)	(238)	(229)
Accounts payable	2,849	901	360
Accrued expenses	1,514	681	11
Deferred revenue	6,912	3,520	4,994
Other liabilities	417	84	269

Net cash provided by (used in) operating activities	2,928	2,068	(4,458)
Investing activities
Purchase of property and equipment	(3,131)	(1,285)	(2,207)
Purchase of held-to-maturity investments	(125,154)	(13,207)	—
Proceeds from maturities of held-to-maturity investments	65,932	2,000	3,620
Cash paid for acquisition of ClamAV, including direct acquisition costs of $81	(3,581)	—	—
Cash held in escrow related to acquisition of ClamAV	(1,000)	—	—

Net cash provided by (used in) investing activities	(66,934)	(12,492)	1,413
Financing activities
Borrowings under revolving promissory note	—	—	2,250
Repayments of borrowings under revolving promissory note	—	—	(2,250)
Borrowings of long-term debt	113	887	1,000
Repayments of long-term debt	(1,425)	(565)	(471)
Proceeds from issuance of Series D redeemable convertible preferred stock, net of offering costs	—	22,921	—
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	86,288	—	—
Proceeds from exercise of stock options	333	143	59
Excess tax benefits relating to share-based payments	106	—	—
Payment of equity offering costs	(1,367)	(1,039)	—

Net cash provided by financing activities	84,048	22,347	588

Net increase (decrease) in cash and cash equivalents	20,042	11,923	(2,457)
Cash and cash equivalents at beginning of year	13,029	1,106	3,563

Cash and cash equivalents at end of year	$33,071	$13,029	$1,106

Supplemental cash flow information
Cash paid for interest	35	68	70
Cash paid for income taxes	106	25	—

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Organization and Description of Business

Founded in January 2001, Sourcefire, Inc. (the “Company”) is a provider of Enterprise Threat Management (“ETM”) solutions for information technology (“IT”) infrastructures of commercial enterprises (e.g., healthcare, financial services, manufacturing, energy, education, retail, telecommunications) and federal and state government organizations. The Sourcefire 3Dtm System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent network defense that unifies intrusion prevention system (“IPS”), network behavior analysis (“NBA”), network access control (“NAC”) and vulnerability assessment (“VA”) solutions under a common management framework.

The Company is also the creator of Snort®, an open source intrusion prevention technology that is incorporated into the IPS software component of the Sourcefire 3Dtm System (Discover, Determine, Defend).

In addition to its commercial and open source network security products, Sourcefire also offers a variety of services to aid its customers with installing and supporting Sourcefire ETM solutions. Available services include Customer Support, Education, Product Services and Sourcefire Vulnerability Research Team (VRT) Snort rule subscriptions.

In March 2007, the Company completed an initial public offering of common stock in which it sold and issued 6,185,500 shares of common stock, including 865,500 shares sold pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. The Company raised a total of $92.8 million in gross proceeds from the IPO, or approximately $83.9 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 14,302,056 shares of common stock.

In August 2007, the Company completed its acquisition of ClamAV, an open source gateway anti-virus and anti-malware project. ClamAV broadened the company’s open source footprint while providing the technology foundation for new products and services that extended the company’s ETM network security portfolio.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, reserve for excess and obsolete inventory, useful lives of long-lived assets (including intangible assets), income taxes, and its assumptions used for the purpose of determining stock-based compensation, among other things. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Held-to-Maturity Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has historically held all of these investments until their full maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as held-to-maturity is also included in interest and investment income.

Our held-to-maturity investments were as follows:

	As of December 31,
	2007		2006
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)

Money market	$4,902	$4,902	$1,168	$1,168
Corporate debt investments	29,824	29,842	3,756	3,751
Asset-backed securities	19,847	19,896	—	—
Commercial paper	38,490	38,600	15,265	15,270

Total investments	93,063	$93,240	20,189	$20,189

Amounts classified as cash equivalents	(19,107)		(6,896)

Total held-to-maturity investments	$73,956		$13,293

Current	$69,816		$12,385
Long-term	$4,140		$908

Allowance for Doubtful Accounts

The Company makes estimates regarding the collectability of its accounts receivable. When the Company evaluates the adequacy of its allowance for doubtful accounts, it considers multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of its receivables, customer creditworthiness and changes in customer payment cycles. Historically, the Company’s allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and the Company’s future results of operations could be materially affected.

Inventories

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A significant portion of the Company’s inventory includes products used for customer testing and evaluation. This inventory is predominantly located at the customer’s premises. Inventory that is obsolete or in excess of the Company’s forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and evaluation unit age. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obsolescence of the Company’s products. Inventory write-downs, mostly related to products used for customer testing and evaluation, are reflected as cost of product and amounted to approximately $363,000, $89,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and Equipment

Property and equipment is stated at cost, and depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.

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

For each arrangement, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable.

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

The Company has established vendor-specific objective evidence of fair value for its technical support based upon actual renewals of each type of technical support that is offered and for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of the Company’s arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which ranges from 12 to 48 months in most arrangements. The vendor-specific objective evidence of fair value of the Company’s other services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.

All amounts billed or received in excess of the revenue recognized are included in deferred revenue. In addition, the Company defers all direct costs associated with revenue that has been deferred. These amounts are included in either prepaid expenses and other current assets or inventory in the accompanying balance sheets, depending on the nature of the costs and the reason for the deferral.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records taxes collected on revenue producing activities on a net basis.

For the years ended December 31, 2007, 2006 and 2005, the Company had no significant customers that accounted for greater than 10% of the revenue recognized.

Warranty

The Company warrants that its software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, the Company warrants that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. The Company further agrees to repair or replace software or products that do not conform to those warranties. The one year warranty on hardware coincides with the hardware warranty that the Company obtains from the manufacturer. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of sold units, historical and anticipated rates of warranty claims and the estimated cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While warranty costs have historically been within the Company’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors.

Commissions

The Company records commission expense for orders that include products in the same period in which the product revenue is recognized. The Company records commission expense for arrangements that consist solely of service in the period in which the non-cancelable order for the services is received.

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in product revenues and all costs of shipping and handling are included in the cost of products in the accompanying consolidated statements of operations.

Research and Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues. During the years ended December 31, 2007, 2006 and 2005, the Company has not capitalized any software development costs.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $220,000, $55,000 and $27,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS 52, Foreign Currency Translation.

The functional currency of the Company’s foreign subsidiaries in the United Kingdom and Japan is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for certain non-monetary items, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom and Japan subsidiaries are recorded within other income (expense) in the consolidated income statement. During the years ended December 31, 2007, 2006 and 2005, remeasurement adjustments were a net loss of $10,000, $1,000 and $0, respectively.

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

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.

Intangible Assets

Intangible assets consist of marketing-related intangible assets related to the ClamAV acquisition, which are being amortized on a straight-line basis over the weighted-average useful life of 5 years.

Amortization of marketing-related intangible assets, included as a component of depreciation and amortization in the operating expenses in the consolidated statements of operations, was $42,000 for the year ended December 31, 2007.

The marketing-related intangible assets are expected to be amortized as follows: $127,000 in 2008, $127,000 in 2009, $127,000 in 2010, $127,000 in 2011 and $84,000 in 2012.

In accordance with (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that, as of each of the balance sheet dates presented, no factors indicated that the Company’s long-lived assets, including intangible assets, were impaired.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The expense must be recognized ratably over the

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period following the date of grant. The Company applied the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this prospective transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under the disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), all options granted prior to January 1, 2006 continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Additionally, the pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer provided for outstanding awards accounted for under the intrinsic-value method of APB No. 25 beginning in periods after the adoption of SFAS No. 123(R).

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31
	2007	2006	2005

Options to purchase common stock	3,063,588	3,199,903	2,412,223
Shares of common stock into which outstanding warrants are convertible	—	36,944	36,944
Shares of common stock into which outstanding preferred stock is convertible	—	14,302,128	12,292,005
Unvested shares of restricted common stock	—	27,709	75,448

Total	3,063,588	17,566,684	14,816,620

If the outstanding options, warrants, unvested restricted stock, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, held-to-maturity investments, accounts receivable, accounts payable and deferred revenue. The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB issued FSP FAS 157-b which delayed the effective date of SFAS 157 for all

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal year 2008, the Company will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This option will become available effective in fiscal year 2008 when the Company adopts SFAS 159. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and the Company will adopt this standard on January 1, 2009. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and the Company will adopt this standard on January 1, 2009. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

3.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	As of December 31,
	2007	2006

Furniture, fixtures and equipment	$7,427	$5,025
Leasehold improvements	1,698	969

	9,125	5,994
Less accumulated depreciation and amortization	5,084	3,448

Net property and equipment	$4,041	$2,546

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,636, $1,261 and $1,127, respectively.

4.	Acquisition

During the third quarter of 2007, the Company closed on the acquisition of the intellectual property assets of ClamAV, an open source gateway anti-virus and anti-malware project. At closing, the Company paid $3.5 million in cash to the former owners, and deposited an additional $1.0 million in cash into escrow, to be paid to the sellers, if at

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all, upon the completion of certain additional source code. The Company allocated $2.9 million of the purchase price to in-process research and development and allocated the remaining $634,000 to certain marketing-related intangible assets. The estimated fair value of the in-process research and development project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion and the risks surrounding the successful development and commercialization of the technology and product. The amount allocated to in-process research and development was immediately expensed, as there is no anticipated alternative future use for the acquired technology. The estimated fair value of the marketing-related intangible assets was determined using the relief from royalty method. The marketing-related intangible assets are being amortized on a straight-line basis over the estimated useful life of five years.

As of December 31, 2007, the Company determined that it was probable that the additional source code would be completed in 2008 and the contingent payment would be made; therefore, the $1.0 million placed into escrow was accrued as a liability and recorded as a compensation expense as the sellers are now employees of the Company and the payment is for services rendered.

5.	Income Taxes

The provisions for income taxes are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$47	$11	$—
State	63	14	—
Foreign	162	42	—
Deferred:
Federal	(1,804)	(147)	(1,924)
State	(526)	168	(132)
Foreign	(29)

Total provision for (benefit from) taxes before valuation allowance	(2,087)	88	(2,056)
Change in valuation allowance	2,331	(21)	2,056

Total provision for taxes	$244	$67	$—

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows (dollars in thousands):

	As of December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforward	$8,864	$9,721
Accrued expenses	592	127
Deferred rent	164	55
Deferred revenue	1,037	451
Allowance for doubtful accounts	60	62
Unearned compensation	1,110	292
In-process research and development	1,089	—
Property and equipment	253	171
Other	161	11

Total deferred tax assets	13,330	10,890

Deferred tax liabilities:
Prepaid expenses	(255)	(174)

Total deferred tax liabilities	(255)	(174)

Net future income tax benefit	13,075	10,716
Valuation allowance for deferred tax assets	(13,046)	(10,716)

Net deferred tax asset	$29	$—

The Company has reported a consolidated net loss since inception, which has principally been domestic. This loss has not resulted in a reported tax benefit because of an increase in the valuation allowance for deferred tax assets that result from the inability to determine the realizability of those assets. The Company’s provision for income taxes for the years ended December 31, 2007 and 2006 consists primarily of foreign income taxes related to international operations. The net deferred tax asset of $29,000 reported above relates to benefits expected to be available to offset foreign tax liabilities in the future.

Income before income taxes of the Company’s foreign operations aggregated approximately $335,000 for the year ended December 31, 2007. Deferred income taxes were not provided on these undistributed earnings because such undistributed earnings are expected to be indefinitely reinvested outside of the United States.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $27,267,000 that will begin to expire in 2022. The utilization of these net operating losses could be limited by the Internal Revenue Code Section 382 as a result of certain ownership changes including the issuance of equity securities. The Company has preliminarily determined that $375,000 of net operating loss carryovers from prior years are subject to limitation under Internal Revenue Code Section 382. The Company has not yet concluded its determination on the annual amount of the limitation on these net operating losses or whether these net operating loss carryforwards will expire prior to use as a result of these limitations. The Company has state net operating loss carryforwards available that expire through 2025. The utilization of state net operating losses will be limited in a manner similar to the federal net operating loss carryforwards. The Company has established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had a federal alternative minimum tax (AMT) credit carryforward of $6,000. A valuation allowance of $6,000 was recorded for the AMT credit. This credit will not expire.

At December 31, 2007, the Company had $3,048,000 related to excess tax deductions on stock option exercises and restricted stock vesting, the benefit of which will be recorded to paid-in-capital when realized. Since the Company was able to reduce its actual cash taxes for federal, state and foreign jurisdictions as a result of the excess tax deductions, the realization of $106,000 of tax savings was recognized as a benefit to additional paid-in capital for the year ended December 31, 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). The Company has analyzed its current tax return compliance positions, and has determined that no uncertain tax positions have been taken that require recognition. Accordingly, the Company has omitted the tabular summary analysis.

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the loss for the years ended December 31 is as follows (dollars in thousands):

	December 31
	2007	2006	2005

Tax benefit at U.S. statutory rate of 34%	$(1,828)	$(294)	$(1,856)
Effect of permanent differences	64	48	(71)
State income taxes, net of federal benefit	42	9	(129)
Foreign taxes and rate differentials	20	11
Effect of change in valuation allowance for deferred tax assets	1,946	293	2,056

Total	$244	$67	$—

6.	Debt and Warrants

In March 2005, the Company entered into an amended Loan and Security Agreement with a bank under which it could borrow up to $5 million under an Amended and Restated Revolving Promissory Note and up to $1 million under a supplemental equipment term note.

The Company was able to make borrowings under the supplemental equipment term note through March 31, 2006. In July 2006, the Company entered into an amended Loan and Security Agreement with its bank under which it could borrow up to an additional $1 million under a second supplemental equipment term note. The Company was able to make borrowings under the supplemental equipment term note through January 31, 2007.

As of December 31, 2006 the Company had $1,312,000 of borrowings outstanding under the equipment term notes with maturities ranging from February 2007 through December 2009 bearing interest at rates from 6.5% to prime plus 0.5%, or 8.75%. The current and long-term portions of these equipment notes were $675,000 and $637,000, respectively, as of December 31, 2006.

In March 2007, the Company paid off the remaining debt.

In November 2002, in connection with the Loan and Security Agreement, the Company issued warrants to purchase 14,754 shares of Series A convertible preferred stock at an exercise price of $3.05 per share that were immediately exercisable and had an expiration date of November 28, 2009.

In November 2003, in connection with the First Amendment to the Loan and Security Agreement, the Company issued warrants to purchase 5,246 shares of Series A convertible preferred stock at an exercise price of $3.05 per share that were immediately exercisable and had an expiration date of November 2, 2010.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the closing of the Company’s initial public offering in March of 2007, the securities underlying the two warrants were reclassified to an aggregate of 36,944 shares of common stock. As of December 31, 2007, both of the warrants had been fully exercised and, accordingly, the warrants were no longer outstanding.

7.	Convertible Preferred Stock

In February and June of 2002, the Company issued a total of 2,475,410 shares of Series A convertible preferred stock (“Series A”) for $3.05 per share. In February 2003, the Company issued a total of 7,132,205 shares of Series B convertible preferred stock (“Series B”) for $1.5423 per share. In January 2004, the Company issued a total of 5,404,043 shares of Series C convertible preferred stock (“Series C”) for $2.7757 per share. In May and June of 2006, the Company issued a total of 3,264,449 shares of Series D convertible preferred stock (“Series D”) for $7.0456 per share.

The carrying amount of the Series A, B, C, and D securities were being accreted to the minimum redemption value of $7,550,000, $11,000,000, $15,000,000, and $23,000,000 respectively, plus unpaid cumulative dividends using the effective interest method through charges to additional paid-in capital or stockholders’ deficit.

The Series A, B, C, and D converted into 4,572,643, 4,391,720, 3,327,585 and 2,010,108 shares, respectively, of common stock upon the closing of the Company’s initial public offering in March 2007.

8.	Share Based Compensation

During 2002, the Company adopted the Sourcefire, Inc. 2002 Stock Incentive Plan. The plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. The Company has reserved 5,100,841 shares of common stock under the plan.

In March 2007, the Board of Directors approved the 2007 Stock Incentive Plan. The plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. The Company has reserved 3,142,452 shares of common stock under the 2007 plan. Following the adoption of the 2007 plan, no additional awards are available for grant under the 2002 plan.

The 2002 plan and the 2007 plan are administered by the Compensation Committee of the Board of Directors, which determines the vesting period for awards under the plans, generally from three to four years. Options granted have a maximum term of 10 years. The exercise price of the awards is equal to or greater than the fair value of the common stock on the date of grant. Prior to the Company’s IPO, the fair value of the common stock was determined by the Board of Directors. Following the Company’s IPO, the fair value of the common stock is determined by the closing trading price of such stock on the NASDAQ Global Market on the date of grant.

Based on the estimated grant date fair value of employee stock options granted or modified, the Company recognized aggregate compensation expense of $1.9 million and $706,000 for the years ended December 31, 2007 and 2006, respectively. The fair value of stock awards was estimated using the Black-Scholes option pricing model. The following are the weighted average assumptions and fair values used in valuing the stock options granted and a discussion of the Company’s assumptions:

	2007	2006

Average risk-free interest rate	4.63%	4.68%
Expected dividend yield	0.0%	0.0%
Expected useful life	6.25 years	6.25 years
Expected volatility	74.8%	77.2%
Fair value of stock option awards granted during the year	$8.63	$5.47

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.

Expected dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected useful life — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, as amended by SAB No. 111.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in March 2007, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s preceding daily historical volatility from its initial public offering to the respective grant date and an average of the Company’s peer group preceding daily historical volatility consistent with the expected life of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.

The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of December 31, 2007 was $4.5 million, which will be recognized over a weighted-average period of 2.45 years. To the extent the actual forfeiture rate is different from what the Company has anticipated; stock based compensation related to these awards will differ from the Company’s expectations. During 2007, the Company adjusted its estimated forfeiture rate for options from 10% to 15%.

The following table summarizes the activity of the plans (dollars in thousands, expect per share data) for the twelve months ended December 31, 2007:

	Number	Range of	Weighted Average	Aggregate
	of Shares	Exercise Prices	Exercise Price	Intrinsic Value

Outstanding at January 1, 2007	3,199,903	$0.24 to $11.34	$2.96
Granted	422,221	$9.55 to $15.49	$12.34
Exercised	(305,077)	$0.24 to $ 5.26	$1.10
Forfeited	(253,459)	$0.24 to $15.49	$7.53

Outstanding at December 31, 2007	3,063,588	$0.24 to $15.49	$4.05	$15,226

Vested and exercisable at December 31, 2007	2,029,797	$0.24 to $11.34	$1.92	$13,219

Vested and expected to vest at December 31, 2007	2,734,524		$3.59	$14,529

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted	Weighted Average	Options Exercisable
Range of	Number of	Average	Contractual	Number	Weighted Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	of Shares	Exercise Prices

$0.24 - $0.32	841,280	$0.29	5.30	841,280	$0.29
$1.14 - $2.03	1,122,598	$1.63	6.94	864,776	$1.55
$3.69 - $10.41	780,778	$7.96	7.69	314,025	$7.03
$11.34 - $15.49	318,932	$12.93	9.19	9,716	$11.34

	3,063,588	$4.05	6.92	2,029,797	$1.92

The aggregate intrinsic value of all options exercised during 2007 and 2006 was $2,471,000 and $362,000, respectively.

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

Unvested restricted stock awards as of December 31, 2007 and changes during the twelve months then ended are as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2006	27,709	$7.63
Granted	302,173	10.62
Restrictions Lapsed	(31,813)	8.64
Forfeited	(2,389)	10.55

Unvested at December 31, 2007	295,680	$10.56

The fair value of the unvested restricted stock awards is measured using the closing price of the Company’s stock on the date of grant, or the estimated fair value of the common stock if granted prior to the Company’s initial public offering. The total compensation expense related to restricted stock awards was $716,000 and $100,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was $2.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 3.08 years. To the extent the actual forfeiture rate is different from what the Company has anticipated; stock based compensation related to these awards will differ from the Company’s expectations. During 2007, the Company adjusted its estimated forfeiture rate for restricted stock awards from 5% to 10%.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost under SFAS 123(R) for the years ended December 31, 2007 and 2006 is included in the accompanying consolidated statement of operations as follows (in thousands except per share data):

	2007	2006

Cost of sales product	$22	$2
Cost of sales services	69	2

Stock based compensation expense included in cost of sales	91	4

Research and development	408	140
Sales and marketing	1,011	367
General and administrative	1,136	295

Stock-based compensation included in operating expenses	2,555	802

Total stock-based compensation	$2,646	$806

Effect on net loss per share:
Basic and diluted	$0.13	$0.24

9.	Shares Reserved for Future Issuance

As of December 31, 2007, the Company had reserved shares of common stock for issuance as follows:

Options to purchase common stock	3,063,588
Employee Stock Purchase Plan	1,000,000
Equity-based awards available for grant under the 2007 Plan	2,547,860

6,611,448

10.	Operating Leases

The Company leases office space and certain network, lab and office equipment under non-cancelable operating lease agreements. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2007 (dollars in thousands):

2008	$1,529
2009	1,349
2010	911
2011	541
2012	41

$4,371

Rent expense totaled $1,744,000, $1,453,000 and $662,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

11.	Business and Geographic Segment Information

The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by geographic area for the years ended December 31 are as follows (dollars in thousands):

	2007	2006	2005

United States	$41,882	$36,598	$27,027
All foreign countries	13,977	8,328	5,852

Consolidated total	$55,859	$44,926	$32,879

Long-lived assets by geographic area as of December 31 are as follows (dollars in thousands):

	2007	2006	2005

United States	$8,608	$5,972	$4,710
All foreign countries	517	22	14

Consolidated total	$9,125	$5,994	$4,724

12.	Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 75% of an employee’s salary but not exceeding the Federal limit of $15,500, subject to certain annual limitations. The Company does not currently make matching contributions.

13.	Employee Stock Purchase Plan

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

14.	Legal Proceedings

On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against the Company and certain of its officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al, Case No. 1:07-cv-01351-JFM and Raveill v. Sourcefire, Inc. et al, Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, and an order entered on or about June 29, 2007, the United States District Court of the Southern District of New York has transferred the Pincus case to the United States District Court for the District of Maryland.

These actions claim to be filed on behalf of all persons or entities who purchased the Company’s common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with the Company’s March 9, 2007 initial public offering (the “IPO”). These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Exchange Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in the Company’s registration statement and prospectus issued in connection with the IPO. The plaintiffs seek, among other things, a determination of class action status,

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

On September 4, 2007, the Court granted a motion to consolidate the four putative class action lawsuits into a single civil action. In that same order, the Court also appointed Ms. Amrhein as lead plaintiff, the law firm of Kaplan Fox & Kilsheimer LLP as lead counsel, and Tydings & Rosenberg LLP as liaison counsel. On October 4, 2007, Ms. Amrhein filed an Amended Consolidated Class Action Complaint asserting legal claims that previously had been asserted in one or more of the four original actions.

On November 20, 2007, the defendants moved to dismiss the Amended Consolidated Class Action Complaint. The parties are currently in the process of briefing that motion to dismiss; no hearing date on those motions has been set by the Court.

The Court has not made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in these actions. The Company intends to vigorously defend these actions.

From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of its business.

15.	Commitments and Contingencies

The Company has entered into a purchase commitment with a hardware manufacturing vendor with whom it has a current arrangement. Under the terms of this commitment, the Company has agreed to purchase a fixed quantity of inventory over an 18-month period beginning in May of 2007. The value of the purchase commitment is approximately $800,000 of which $340,000 has been purchased to date.

Additionally, the Company purchases components for its products from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by the Company. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2007, the Company had total purchase commitments for inventory of approximately $7.2 million, exclusive of the commitment described above.

The Company maintains office space in the United Kingdom for which the lease agreement requires that the Company return the office space to its original shell condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $140,000, payable upon termination of the lease. This cost is being accreted based on estimated discounted cash flows over the five year lease term.

16.	Allowances for Doubtful Account

	Balance at		Write-Offs	Balance
	Beginning	Charged to	Net of	at End
	of Year	Expenses	Recoveries	of Year
	(In thousands)

Year ended December 31, 2005	$70	$125	$(68)	$127
Year ended December 31, 2006	127	55	(16)	166
Year ended December 31, 2007	166	126	(132)	160

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Summarized Quarterly Consolidated Financial Information

The following table sets forth certain unaudited quarterly financial data for fiscal 2007 and 2006. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)
	(In thousands, except share data)

Total revenue	$19,338	$14,806	$11,260	$10,455	$15,992	$10,867	$9,535	$8,532
Gross profit	14,541	11,341	8,923	8,171	11,867	8,329	7,133	6,525
Income (loss) from operations	(365)	(4,214)	(2,435)	(2,967)	1,701	(91)	(1,352)	(1,915)
Net income (loss)	808	(2,844)	(1,097)	(2,488)	1,984	205	(1,196)	(1,925)
Net income (loss) attributable to common stockholders	$808	$(2,844)	$(1,097)	$(3,358)	$852	$(926)	$(2,037)	$(2,640)
Net income (loss) attributable to common stockholders per common share — basic	0.03	(0.12)	(0.05)	(0.39)	0.25	(0.27)	(0.61)	(0.79)
Net income (loss) attributable to common stockholders per common share — diluted	0.03	(0.12)	(0.05)	(0.39)	0.04	(0.27)	(0.61)	(0.79)

For the three months ended September 30, 2007, the loss from operations and net loss included a $2.9 million charge for the write-off of in-process research and development in connection with the acquisition of the intellectual property assets of ClamAV.

In March 2007, in connection with the Company’s IPO, the Company issued and sold 6,185,500 shares of common stock and converted its outstanding preferred stock into an aggregate of 14,302,128 shares of common stock which affected the weighted average shares outstanding in subsequent periods.

EXHIBIT INDEX

			Incorporation by Reference
Exhibit				File			Filed with
Number		Exhibit Description	Form	Number	Exhibit	File Date	this 10-K

3.1		Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2		Fourth Amended and Restated Bylaws	10-Q	1-33350	3.2	5/4/2007
4.1		Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2		2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006
4.3		2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007
4.4		Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1/A	333-138199	4.4	10/25/2006
4.5		Form of Notice of Stock Option Award under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007
4.6		Form of Notice of Restricted Stock Purchase Award under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007
4.7		Form of Notice of Restricted Stock Purchase Award for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007
10.1		Fourth Amended and Restated Investor Rights Agreement	S-1	333-138199	10.1	10/25/2006
10.2		Employment Agreement of E. Wayne Jackson, III	S-1/A	333-138199	10.4	12/12/2006
10.3		Employment Agreement of Thomas M. McDonough	S-1/A	333-138199	10.5	12/12/2006
10.4		Employment Agreement of Martin F. Roesch	S-1/A	333-138199	10.6	12/12/2006
10.5		Employment Agreement of Todd P. Headley	S-1/A	333-138199	10.7	12/12/2006
10.6		Employment Agreement of Michele M. Perry-Boucher	S-1/A	333-138199	10.8	12/12/2006
10.7		Employment Agreement of Douglas W. McNitt	10-Q	1-33350	10.1	11/7/2007
10.8		2007 Sourcefire, Inc. Employee Stock Purchase Plan	8-K	1-33350	10.1	10/04/2007
10.9		Lease Agreement by and between Liberty Property LP and Sourcefire, Inc.	S-1	333-138199	10.10	10/25/2006
10	.10*	OEM and Distributor Agreement by and between Sourcefire, Inc. and Nokia Inc., dated July 14, 2006, as amended on July 14, 2006	S-1/A	333-138199	10.11	3/6/2007
10	.11*	Manufacturing Services and Supply Agreement by and between Patriot Technologies, Inc. and Sourcefire, Inc., dated December 12, 2005, as amended on August 4, 2006	S-1/A	333-138199	10.12	2/23/2007
10	.12*	Outsourcing Agreement by and between Sourcefire, Inc. and Intelligent Decisions, Inc., dated January 31, 2006	S-1/A	333-138199	10.13	2/23/2007
10	.13*	OEM Purchase Agreement by and between Bivio Networks, Inc. and Sourcefire, Inc., dated February 10, 2005	S-1/A	333-138199	10.14	3/6/2007
10	.14*	License Agreement for Commercial Use of MySQL Software by and between MySQL Inc. and Sourcefire, Inc., dated June 13, 2005, as amended on December 29, 2006	S-1/A	333-138199	10.15	3/6/2007
10.15		Form of Indemnification Agreement	S-1/A	333-138199	10.18	3/1/2007
10.16		Transition Agreement between E. Wayne Jackson, III and Sourcefire, Inc., dated February 27, 2008					X
21.1		List of Subsidiaries					X
23.1		Consent of Ernst & Young LLP					X
24.1		Power of Attorney (included on the signature page hereof)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.