Form 10-Q
period 2008-03-31
SOURCEFIRE INC
filed 2008-05-05
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 30, 2008, there were 24,989,055 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$44,961	$33,071
Short-term investments	58,995	69,816
Accounts receivable, net of allowance for doubtful accounts of $110 in 2008 and $160 in 2007	13,979	20,689
Inventory	6,105	4,863
Prepaid expenses and other current assets	2,317	2,651

Total current assets	126,357	131,090
Property and equipment, net	5,211	4,041
Intangible assets, net of accumulated amortization	560	592
Investments	4,065	4,140
Restricted cash	1,017	1,000
Other assets	986	815

Total assets	$138,196	$141,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,037	$5,930
Accrued compensation and related expenses	3,423	3,151
Other accrued expenses	1,965	1,458
Current portion of deferred revenue	18,283	18,417
Other current liabilities	582	832

Total current liabilities	28,290	29,788
Deferred revenue, less current portion	2,707	2,610
Other long-term liabilities	89	86

Total liabilities	31,086	32,484

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 24,984,928 and 24,642,433 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	154,802	153,693
Accumulated deficit	(48,019)	(44,523)
Accumulated other comprehensive income	303	—

Total stockholders’ equity	107,110	109,194

Total liabilities and stockholders’ equity	$138,196	$141,678

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Products	$6,851	$5,650
Technical support and professional services	6,800	4,805

Total revenue	13,651	10,455

Cost of revenue:
Products	1,997	1,556
Technical support and professional services	1,041	728

Total cost of revenue	3,038	2,284

Gross profit	10,613	8,171

Operating expenses:
Research and development	3,111	2,501
Sales and marketing	7,234	5,947
General and administrative	4,414	2,328
Depreciation and amortization	492	362

Total operating expenses	15,251	11,138

Loss from operations	(4,638)	(2,967)
Other income, net	1,204	491

Loss before income taxes	(3,434)	(2,476)
Income tax expense	(62)	(12)

Net loss	(3,496)	(2,488)
Accretion of preferred stock	—	(870)

Net loss attributable to common stockholders	$(3,496)	$(3,358)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.14)	$(0.39)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	24,766,375	8,623,982

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2008	24,642,433	$24	$153,693	$(44,523)	$—	$109,194
Exercise of common stock options	65,386	—	88	—	—	88
Issuance of common stock under employee stock purchase plan	17,024	—	89	—	—	89
Issuance of restricted common stock	264,335	—	—	—	—	—
Repurchase of restricted common stock	(4,250)	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	922
Excess tax benefit relating to share-based payments	—	—	10	—	—	10
Other comprehensive income:
Net loss for the three months ended March 31, 2008	—	—	—	(3,496)	—	(3,496)
Net unrealized gain on investments, net of taxes	—	—	—	—	303	303

Comprehensive income						(3,193)

Balance as of March 31, 2008	24,984,928	$24	$154,802	$(48,019)	$303	$107,110

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(3,496)	$(2,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	499	370
Provision for doubtful accounts	(1)	(16)
Non-cash stock-based compensation	922	524
Amortization of premium on investments	(345)	(123)
Realized gain from sales of investments	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	6,710	5,547
Inventory	(1,187)	(1,284)
Prepaid expenses and other assets	163	(1,350)
Accounts payable	(1,893)	(537)
Accrued expenses	779	82
Deferred revenue	(37)	1,216
Other liabilities	(247)	235

Net cash provided by operating activities	1,844	2,176

Investing activities
Purchase of property and equipment	(1,692)	(1,263)
Purchase of investments	(19,162)	(5,950)
Proceeds from maturities of investments	27,500	7,150
Proceeds from sales of investments	3,230	—
Increase in restricted cash	(17)	—

Net cash provided by (used in) investing activities	9,859	(63)

Financing activities
Borrowings of long-term debt	—	113
Repayments of long-term debt	—	(1,424)
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	—	86,288
Proceeds from exercise of stock options	177	12
Excess tax benefits related to share-based payments	10	—
Payment of equity offering costs	—	(878)

Net cash provided by financing activities	187	84,111

Net increase in cash and cash equivalents	11,890	86,224
Cash and cash equivalents at beginning of period	33,071	13,029

Cash and cash equivalents at end of period	$44,961	$99,253

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
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
     The Company is also the creator of Snort® and the owner of ClamAVTM. Snort® is an open source intrusion prevention technology that is incorporated into the IPS software component of the Sourcefire 3D™ System (Discover, Determine, Defend). ClamAV is an open source gateway anti-virus and anti-malware project.
     In addition to its commercial and open source network security products, Sourcefire also offers a variety of services to aid its customers with installing and supporting Sourcefire ETM solutions. Available services include Customer Support, Education, Product Services and Sourcefire Vulnerability Research Team (“VRT”) Snort rule subscriptions.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.
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

Investments
     The Company accounts for investments in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s investments are comprised of money market funds, corporate debt investments, asset-backed securities and commercial paper. These investments have been classified as available-for-sale investments. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortization of premiums and accretion of discounts to maturity is computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income. (See Note 3 for further discussion of the classification of the Company’s investments.) The Company reviews its investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. Any other-than-temporary declines in fair value are recorded in earnings, and a new cost basis for the investment is established.
Allowance for Doubtful Accounts
     The Company makes estimates regarding its ability to collect its accounts receivable. When the Company evaluates the adequacy of its allowance for doubtful accounts, it considers multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of its receivables, customer creditworthiness and changes in customer payment cycles. Historically, the Company’s allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and the Company’s future results of operations could be materially affected.
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
Revenue Recognition
     The Company derives revenue from arrangements that include products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of software-based appliances, but also includes fees and royalties for the license of the Company’s technology in a software-only format and subscriptions to receive rules released by the VRT that are used to update the appliances for current exploits and vulnerabilities. Technical support, which typically has a term of 12 to 48 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
     For each arrangement, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable.
     The Company allocates the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. However, if the only undelivered elements are elements for which the Company currently has vendor-specific objective evidence of fair value, the Company recognizes revenue for the delivered elements based on the residual method as prescribed by the AICPA Statement of Position (“SOP”) 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

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
     For sales through resellers and distributors, the Company recognizes revenue upon the shipment of the product only if those resellers and distributors provide the Company, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. The Company does not currently offer any rights to return products sold to resellers and distributors. To the extent that a reseller or distributor requests an inventory or stock of products, the Company defers revenue on that product until it receives notification that it has been sold through to an identified end-user.
     The Company records taxes collected on revenue-producing activities on a net basis.
     For the three months ended March 31, 2008 and 2007, the Company had no significant customers that accounted for greater than 10% of revenue recognized during such periods.
Warranty
     The Company warrants that its software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, the Company warrants that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. The Company further agrees to repair or replace software or products that do not conform to those warranties. The one-year warranty on hardware coincides with the hardware warranty that the Company has obtained from the manufacturer. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of sold units, historical and anticipated rates of warranty claims and the estimated cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While warranty costs have historically been within the Company’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2008 and December 31, 2007, the Company’s net deferred tax assets were fully reserved except for a foreign deferred tax benefit of $39,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. The Company recorded a provision for income taxes of $62,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively, related to foreign income taxes.

     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The expense must be recognized ratably over the requisite service period following the date of grant. The Company applied the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this prospective transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006. As the Company had used the minimum value method for valuing its stock options under the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, all options granted prior to January 1, 2006 continue to be accounted for under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, the pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer provided for outstanding awards accounted for under the intrinsic-value method of APB No. 25 beginning in periods after the adoption of SFAS No. 123(R).
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. See Note 6 for additional discussion of fair value measurements. The Company has not yet determined the impact on its consolidated financial statements, if any, from the adoption of SFAS No. 157, as it pertains to non-financial assets and non-financial liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to measure financial assets or liabilities at fair value that are currently not required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in net income rather than as part of equity. The Company has not elected to adopt SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and the Company will adopt this standard on January 1, 2009. The Company has not yet determined the impact, if any, of SFAS No. 141R on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and the Company will adopt this standard on January 1, 2009. The Company has not yet determined the impact, if any, of SFAS No. 160 on its consolidated financial statements.
3. Investments
     Prior to the first quarter of 2008, the Company’s investment portfolio was designated as held-to-maturity, as the Company had the positive intent and ability to hold the securities to maturity, and had historically held all of its investments until their full maturity. During the first quarter of 2008, the Company determined that it no longer had the intent to hold its investments until maturity due to the desire to better manage its investment risks in the currently volatile credit markets. Accordingly, the amortized cost for all investment securities was reclassified from held-to-maturity to available-for-sale, and the unrealized holding gain at the date of the transfer was reported in other comprehensive income. At the date of the transfer, the amortized cost and unrealized holding gains for all investments were $93.8 million and $321,000, respectively. All investment securities are currently measured at fair value (see Note 6 for additional information).
     During the first quarter of 2008, the Company sold securities for proceeds of $3.2 million and recorded a realized gain of $23,000.
     The following is a summary of available-for-sale investments as of March 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$28,251	$—	$—	$28,251
Corporate debt investments	22,505	92	(9)	22,588
Asset-backed securities	8,271	58	—	8,329
Commercial paper	35,168	162	—	35,330

Total investments	94,195	$312	$(9)	94,498

Amounts classified as cash equivalents	(31,438)			(31,438)

Total available-for-sale investments	$62,757			$63,060

     There were no other-than-temporary declines in investments recorded in the first quarter of 2008. For the three months ended March 31, 2008, the unrealized holding gains on available-for-sale securities included in other comprehensive income totaled $303,000, net of tax. The deferred tax expense recorded in other comprehensive income was fully offset by tax benefits resulting from the reduction in the valuation allowance the Company had recorded for deferred tax assets related to net operating loss carryforwards as of December 31, 2007. The reversal of the valuation allowance was solely due to the unrealized appreciation in the available-for-sale investments.
     The net carrying value and estimated fair value of available-for-sale investments at March 31, 2008, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,721	$58,995
Due after one year through five years	4,036	4,065

Total	$62,757	$63,060

4. Share-Based Compensation
     During 2002, the Company adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Company’s Board of Directors. As of March 31, 2008, the Company has reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.

     In March 2007, the Company’s Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2007, the Company had reserved an aggregate of 3,142,452 shares of common stock for issuance under the 2007 Plan. On January 1, 2008, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of the Company’s outstanding common stock as of December 31, 2007, or 985,697 shares. Therefore, as of March 31, 2008, the Company has reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan.
     The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of the Company’s Board of Directors, which determines the vesting period for awards under the plans, generally from three to four years. Options granted have a maximum term of 10 years. The exercise price of the awards is generally equal to at least the fair value of the common stock on the date of grant. Prior to the Company’s initial public offering (“IPO”) in March 2007, the fair value of the common stock was determined by the Company’s Board of Directors in good faith. Following the IPO, the fair value of the Company’s common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Market on the date of grant.
     Valuation of Stock-Based Compensation
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan (the “2007 ESPP”). The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.
     Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. The Company has assumed a forfeiture rate of 15% per annum for options and 10% per annum for restricted stock grants. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and it will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. The Company relies on historical experience of employee turnover to estimate its expected forfeitures.

     The following are the weighted-average assumptions and fair values used in valuing the stock options granted under the 2002 Plan and the 2007 Plan and employee stock purchases under the 2007 ESPP:

	Three Months Ended
	March 31,
	2008	2007
Stock options:
Average risk-free interest rate	2.97%	4.69%
Expected dividend yield	0.0%	0.0%
Expected useful life (years)	6.25	6.25
Expected volatility	66.6%	78.1%
Weighted-average fair value per grant	$4.29	$9.86

Employee stock purchase plan:
Average risk-free interest rate	2.50%	—
Expected dividend yield	0.0%	—
Expected useful life (years)	0.37	—
Expected volatility	57.5%	—
Weighted-average fair value per purchase	$1.64	—
     Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
     Expected dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected useful life — This is the period of time that the stock options granted under the 2002 Plan and the 2007 Plan, and employee purchases under the 2007 ESPP are expected to remain outstanding.
     For stock options granted under the 2002 Plan and the 2007 Plan, this estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin (“SAB”) No.107, Share-Based Payment, as amended by SAB No. 110.
     For purchases under the 2007 ESPP, the expected useful life is the plan period.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.
     For stock options granted under the 2002 Plan and the 2007 Plan, given the Company’s limited historical stock data from its IPO in March 2007, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s preceding daily historical volatility from its initial public offering to the respective grant date and an average of the Company’s peer group preceding daily historical volatility consistent with the expected life of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
     For purchases under the 2007 ESPP, the Company uses its daily historical volatility, since the Company has historical data available since its IPO consistent with the expected useful life.
     If the Company had made different assumptions about the stock price volatility rates, expected useful life, expected forfeitures and other assumptions, the related compensation expense and net income could have been significantly different.

     The following table summarizes compensation expense included in the accompanying consolidated statements of operations and the effect on net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Product cost of revenue	$7	$2
Services cost of revenue	21	6

Stock based compensation expense included in cost of revenue	28	8
Research and development	174	81
Sales and marketing	343	209
General and administrative	377	226

Stock-based compensation included in operating expenses	894	516

Total stock-based compensation	$922	$524

Effect on net loss per share:
Basic and diluted	$0.04	$0.06

Stock Options
     The following table summarizes the activity of the plans for the three months ended March 31, 2008 (in thousands, expect share and per share data):

		Range of	Weighted-	Aggregate
	Number of	Exercise	Average	Intrinsic
	Shares	Prices	Exercise Price	Value
Outstanding at December 31, 2007	3,063,588	$0.24 to $15.49	$4.05	$15,266
Granted	254,869	5.97 to 7.45	6.79
Exercised	(65,386)	0.24 to 5.26	1.35
Forfeited	(146,873)	1.14 to 13.10	7.38

Outstanding at March 31, 2008	3,106,198	$0.24 to $15.49	$4.17	$9,470

Vested and exercisable at March 31, 2008	2,040,243	$0.24 to $15.49	$2.16	$8,669

Vested and expected to vest at March 31, 2008	2,762,070		$3.71	$9,176

     The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-Average		Weighted-
Range of		Average	Contractual		Average
Exercise Prices	Number of Shares	Exercise Prices	Life (Years)	Number of Shares	Exercise Prices
$0.24 — $0.32	822,270	$0.29	4.99	822,270	$0.29
$1.14 — $2.03	1,069,641	1.63	6.62	886,593	1.56
$3.69 — $9.48	806,096	7.47	8.67	265,475	7.39
$9.55 — $15.49	408,191	12.16	9.06	65,905	12.60

	3,106,198	$4.17	7.04	2,040,243	$2.16

     The aggregate intrinsic value of all options exercised during the three months ended March 31, 2008 and 2007 was $301,000 and $239,000, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, the Company recognized compensation expense of $535,000 and $421,000 for the three months ended March 31, 2008 and 2007, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of March 31, 2008 was $4.7 million, which will be recognized over a weighted average period of 2.63 years.

Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity for the three months ended March 31, 2008:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2007	295,680	$10.56
Granted	264,335	6.31
Restrictions Lapsed	(23,970)	14.61
Forfeited	(4,250)	9.59

Unvested at March 31, 2008	531,795	$8.27

     Restricted stock awards are subject to various restrictions including service-based vesting provisions, performance-based vesting provisions and provisions for acceleration of vesting upon change in control and in certain other circumstances. The compensation expense associated with these awards is evaluated on a quarterly basis based upon various restrictions. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock awards lapse over a period of 6 to 60 months.
     The fair value of the unvested restricted stock awards is measured using the closing price of the Company’s stock on the date of grant, or the estimated fair value of the common stock if granted prior to the Company’s initial public offering. The total compensation expense related to restricted stock awards for the three months ended March 31, 2008 and 2007 was $349,000 and $103,000, respectively.
     As of March 31, 2008, there was $3.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.88 years.
Employee Stock Purchase Plan
     On October 3, 2007, the stockholders of the Company approved the 2007 ESPP that had previously been approved by the Company’s Board of Directors. The Company adopted the 2007 ESPP to provide a means by which the Company’s employees, and employees of any parent or subsidiary of the Company as may be designated by the Board of Directors, will be given an opportunity to purchase shares of the Company’s common stock. The 2007 ESPP allows eligible employees to purchase the Company’s common stock at 85% of the lower of the stock price at the beginning or ending of a six-month period. The Compensation Committee of the Company’s Board of Directors administers the 2007 ESPP. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2007 ESPP. As of March 31, 2008, an aggregate of 17,024 shares were purchased under the 2007 ESPP for a total of $89,000. The Company recognized $38,000 of compensation expense related to the 2007 ESPP for the three months ended March 31, 2008.

5. Net Loss per Share
     Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of basic and diluted net loss per share for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss attributable to common stockholders	$(3,496)	$(3,358)

Denominator:
Weighted-average shares of common stock outstanding	24,766,375	8,623,982

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.14)	$(0.39)

     Basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations. If the Company’s outstanding options, warrants and unvested restricted stock were exercised or converted into common stock, the result would be anti-dilutive. The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	Three Months Ended
	March 31,
	2008	2007

Options to purchase common stock	3,106,198	3,260,274
Shares of common stock into which outstanding warrants are convertible	—	36,944
Unvested shares of restricted common stock	—	87,835

Total	3,106,198	3,385,053

6. Fair Value Measurement
     In the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.
     SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 —Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

•	Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. The Company’s investments that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$28,251	$28,251	$—	$—
Corporate debt investments	22,588	—	22,588	—
Asset-backed securities	8,329	—	8,329	—
Commercial paper	35,330	—	35,330	—

Total cash equivalents and investments	94,498	$28,251	$66,247	$—

Cash	13,523

Total cash, cash equivalents and investments	$108,021

7. Business and Geographic Segment Information
     The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments. Revenues by geographic area for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
United States	$9,534	$7,670
All foreign countries	4,117	2,785

Consolidated total	$13,651	$10,455

8. Legal Proceedings
     On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against the Company and certain of its officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al. , Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against the Company and certain of its officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al., Case No. 1:07-cv-01351-JFM and Raveill v. Sourcefire, Inc. et al., Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, and an order entered on or about June 29, 2007, the United States District Court of the Southern District of New York has transferred the Pincus case to the United States District Court for the District of Maryland (the “Court”).
     These actions claim to be filed on behalf of all persons or entities who purchased the Company’s common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with the Company’s March 9, 2007 IPO. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Exchange Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in the Company’s registration statement and prospectus issued in connection with the IPO. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.
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
     On November 20, 2007, the defendants moved to dismiss the Amended Consolidated Class Action Complaint. On April 23, 2008, the motion to dismiss was granted in part and denied in part. A scheduling conference with the Court is expected to occur in May 2008.

     The Court has not made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in these actions. The Company intends to vigorously defend these actions.
     From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of its business.
9. Commitments and Contingencies
     On February 27, 2008, the Company and E. Wayne Jackson III, the Company’s Chief Executive Officer, elected not to renew the term of the Employment Agreement, dated as of May 6, 2002, by and between Mr. Jackson and the Company. As a result, Mr. Jackson’s employment as the Company’s Chief Executive Officer is scheduled to expire at the close of business on May 5, 2008. Mr. Jackson has agreed to continue to serve in his role as Chief Executive Officer until a successor is named. In connection with the decision not to renew the term of Mr. Jackson’s employment agreement, on February 27, 2008, the Company and Mr. Jackson entered into a transition agreement. The Company accrued $316,000 in the first quarter of 2008 related to severance and benefits as outlined under the transition agreement and based on the Company’s anticipation that Mr. Jackson will perform the necessary services set forth in the transition agreement. Upon completion of all requirements of the transition agreement, Mr. Jackson’s unvested equity awards will accelerate and become fully vested. The Company will record the remaining unamortized stock compensation expense at that time.
     The Company purchases components for its products from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by the Company. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of March 31, 2008, the Company had total purchase commitments for inventory of approximately $5.1 million.
     The Company maintains office space in the United Kingdom for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $140,000, payable upon termination of the lease. This cost is being accreted based on estimated discounted cash flows over the lease term.
10. Subsequent Event
     On April 8, 2008, the Company entered into a second amendment to the lease agreement for its headquarters in Columbia, Maryland, which expands the leased space by approximately 12,000 square feet. The monthly rental fee for the additional space ranges from $13,500 to $14,400 per month for a term beginning April 1, 2008 and expiring May 31, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in or implied by the forward-looking statements.
Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2008 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
Overview
     We are a leading provider of Enterprise Threat Management, or ETM, solutions for information technology infrastructures of commercial enterprises (e.g., healthcare, financial services, manufacturing, energy, education, retail, telecommunications) and federal and state government organizations. The Sourcefire 3D™ System—comprised of multiple Sourcefire hardware and software product offerings—provides a comprehensive, intelligent network defense that unifies intrusion prevention system, or IPS, network behavior analysis, or NBA, network access control, or NAC, and vulnerability assessment, or VA, solutions under a common management framework. This ETM approach equips our customers with an efficient and effective layered security defense—protecting computer network assets before, during and after an attack.

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
Revenue
     We currently derive revenue from product sales and services. Product revenue is principally derived from the sale of our network security solutions. Our network security solutions include a perpetual software license bundled with a third-party hardware platform. Services revenue is principally derived from technical support and professional services. We typically sell technical support to complement our network security product solutions. Technical support entitles a customer to product updates, new rule releases and both telephone and web-based assistance for using our products. Our professional services revenue includes optional installation, configuration and tuning, which we refer to collectively as network security deployment services. These network security deployment services typically occur on-site after delivery has occurred.
     Product sales are typically recognized as revenue at shipment of the product to the customer, whether sold directly or through resellers. For sales made through distributors and original equipment manufacturers, or OEMs, we do not recognize revenue until we receive a monthly sales report indicating the product volume sold to end user customers. We recognize revenue from services when the services are performed. For technical support services, we recognize revenue ratably over the term of the support arrangement, which is generally 12 months. Our support agreements generally provide for payment in advance and automatic renewals as evidenced by customer payment.
     We sell our network security solutions globally. However, 70% and 73% of our revenue for the three months ended March 31, 2008 and 2007, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we strengthen our international presence. We also expect that our revenue from sales through OEMs and distributors will increase in amount and as a percentage of total revenue as we expand our relationships with these third parties.
     Our product revenue has historically been highly seasonal, with more than one-third of our total product revenue in recent fiscal years generated in the fourth quarter and more than 60% in the second half of the year. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and sequential quarterly comparisons. Revenue from our government customers has occasionally been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Although we do not expect these general seasonal patterns to change substantially in the future, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations for a particular period and could therefore cause us to fail to meet the financial performance expectations of securities industry research analysts or investors.

Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs and, in the limited instance where we lease our network security solutions to our customers, depreciation and amortization. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, unit hardware costs have remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and associated overhead expenses, such as occupancy costs and fringe benefits costs, as part of managing our outsourced manufacturing process. These costs are included as a component of our cost of product revenue, but they have not been material to date.
     Cost of services revenue includes the direct labor costs of our employees and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs. Additionally, we include in cost of services revenue an allocation of overhead expenses such as occupancy costs, fringe benefits and supplies, as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty. We anticipate incurring an increasing amount of these services costs in the future for additional personnel to support and service our growing customer base.
Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Although we have not had to reduce the prices of our products or vary our pricing policy in recent years, our gross profit would be adversely affected by price declines if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter. For the three months ended March 31, 2008 and 2007, gross margin was 78% for both periods. Based on current market conditions, we do not expect these percentages to change significantly in the foreseeable future, although unexpected pricing pressures or an increase in hardware or other costs would cause our gross profit percentage to decline.
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
     General and administrative expenses increased during the period of time leading up to our IPO and, as we operate as a public company, we have incurred additional expenses for costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, directors’ and officers’ liability insurance, our investor relations function, and an increase in personnel to perform SEC reporting functions.
     Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $922,000 and $524,000 for the three months ended March 31, 2008 and 2007, respectively. We use the Black-Scholes option pricing model to estimate the fair value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
Products	$6,851	$5,650	$1,201	21%
Percentage of total revenue	50%	54%
Technical support and professional services	6,800	4,805	1,995	42%
Percentage of total revenue	50%	46%
Total revenue	$13,651	$10,455	$3,196	31%
     The increase in our product revenue during the three months ended March 31, 2008 as compared to 2007 was driven primarily by higher demand for our enterprise class 3D products, sales of which increased by $930,000. In addition, royalty income increased by $610,000. These revenue increases were partially offset by a decrease in sales of our defense center products of $390,000. The increase in our services revenue resulted from our support services being provided to a larger installed customer base comprised of new customers, as well as current customers who renewed their maintenance subscriptions.

     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
Products	$1,997	$1,556	$441	28%
Percentage of total revenue	15%	15%
Technical support and professional services	1,041	728	313	43%
Percentage of total revenue	8%	7%
Total cost of revenue	$3,038	$2,284	$754	33%
Percentage of total revenue	22%	22%
     The increase in product cost of revenue was driven primarily by higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers. We did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. The increase in our services cost of revenue was attributable to increased hardware service expense and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
Products	$4,854	$4,094	$760	19%
Percentage of total revenue	36%	39%
Technical support and professional services	5,759	4,077	1,682	41%
Percentage of total revenue	42%	39%
Total	$10,613	$8,171	$2,442	30%
Percentage of total revenue	78%	78%
     Gross profit as a percentage of total revenue between periods remained relatively flat for both products and services revenue.
     Operating expense. The following table highlights our operating expenses (in thousands):

	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
Research and development	$3,111	$2,501	$610	24%
Percentage of total revenue	23%	24%
Sales and marketing	7,234	5,947	1,287	22%
Percentage of total revenue	53%	57%
General and administrative	4,414	2,328	2,086	90%
Percentage of total revenue	32%	22%
Depreciation and amortization	492	362	130	36%
Percentage of total revenue	4%	3%
Total operating expenses	$15,251	$11,138	$4,113	37%
Percentage of total revenue	112%	107%
     Research and development expenses for the three months ended March 31, 2008 increased over the prior-year quarter, primarily due to an increase in payroll, benefits and overhead expenses of $526,000. These increased expenses resulted from the hiring of additional personnel in our research and development department to support the release of updates and enhancements to our 3D products. The increase in research and development expenses also included an increase in stock-based compensation expense of $93,000.
     Sales and marketing expenses for the three months ended March 31, 2008 increased over the prior-year quarter, primarily due to an increase of $685,000 in payroll and benefit expenses for additional sales and marketing personnel, an increase of $219,000 in sales travel and travel-related expenses and an increase of $134,000 for stock-based compensation expense.

     General and administrative expenses for the three months ended March 31, 2008 increased over the prior-year quarter, primarily due to an increase of payroll and benefit expenses of $335,000 for personnel hired in our accounting, information technology, human resources and legal departments, severance and benefit expenses of $316,000 associated with the transition agreement with E. Wayne Jackson, III, our Chief Executive Officer, an increase of $151,000 in stock-based compensation expense, an increase of $888,000 in corporate development expenses and professional fees related to audit, tax and regulatory compliance, and an increase of $96,000 for D&O insurance premiums, which substantially increased beginning in March 2007 due to our IPO.
     Depreciation and amortization expense for the three months ended March 31, 2008 increased over the prior-year quarter, primarily due to additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired since March 31, 2007.
     Other income. The following table shows our other income, net (in thousands):

	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
Other income, net	$1,204	$491	$713	145%
Percentage of total revenue	9%	5%
     Other income for the three months ended March 31, 2008 increased over the prior-year quarter, primarily due to an increase in interest and investment income as a result of higher cash and investment balances resulting from our March 2007 IPO.
     Income tax expense. The following table shows our provision for income taxes (in thousands):

	Three Months Ended
	March 31,		Variance
	2008	2007	$	%
Income tax expense	$62	$12	$50	NM
NM — not meaningful
     We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2008, our net deferred tax assets were fully reserved, except for a $39,000 benefit expected to be available to offset foreign tax liabilities in the future. As of March 31, 2007, our net deferred tax assets were fully reserved. The provision for income taxes for the three months ended March 31, 2008 and 2007 relate to foreign income taxes.
     Seasonality
     Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the Federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. We have historically generated a significant portion of our product revenue in the fourth quarter due to increased activity in Europe, coupled with North American enterprise customers who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases. The timing of these shipments could materially affect our year-end product revenue. Currently, we do not see any indication that these seasonal patterns will change significantly in the foreseeable future.
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

Liquidity and Capital Resources
Cash Flows
     Operating Activities. The decrease of $332,000 in net cash provided by operating activities during the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to an increase in our net loss, offset partially by changes in working capital and deferred revenue and an increase in our stock-based compensation expense.
     Investing Activities. The increase of $9.9 million in net cash provided by investing activities during the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to maturities and sales of investments.
     Financing Activities. The decrease of $83.9 million in net cash provided by financing activities during the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to the $83.9 million in net cash proceeds of our IPO that closed in the first quarter of 2007.
     As of March 31, 2008, we had unrestricted cash, cash equivalents and investments of $108.0 million and working capital of $98.1 million.
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
     Our short-term liquidity requirements through March 31, 2009 consist primarily of the funding of capital expenditures and working capital requirements. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of existing cash and investment resources.
     As described above, our product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in a significant amount of cash provided by our operating activities during the first half of the year and lower or negative operating cash flows during the second half of the year. We also believe that our current cash reserves are sufficient for any short-term needs arising from the seasonality of our business.
     Our long-term liquidity requirements consist primarily of obligations under our operating leases and purchase commitments. We believe that cash flow from operations will also be sufficient to meet these long-term requirements.
     In addition, we may utilize cash resources, equity financing or debt financing to fund acquisitions or investments in complementary businesses, technologies or product lines.

Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2008 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years
Operating Leases	$4,372	$1,530	$2,260	$582
Purchase Commitments(1)	5,134	5,134	—	—

(1)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of March 31, 2008, we had total purchase commitments for inventory of approximately $5.1 million.
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
     We believe that, of our significant accounting policies, which are fully described in “Financial Statements and Supplementary Data” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
     Revenue Recognition. We recognize substantially all of our revenue in accordance with AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. For each arrangement, we defer revenue recognition until persuasive evidence of an arrangement exists, such as a signed contract; delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; the fee is fixed or determinable; and collection of the fee is probable.
     We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, we defer all revenue from the arrangement until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. However, if the only undelivered elements are elements for which we currently have vendor-specific objective evidence of fair value, we recognize revenue for the delivered elements based on the residual method.
     We have established vendor-specific objective evidence of fair value for our technical support based upon actual renewals of each type of technical support that is offered and for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. We defer and recognize revenue related to technical support ratably over the contractual period of the technical support arrangement, which generally ranges between 12 and 48 months. The vendor-specific objective evidence of fair value of our other services is based on the price for these same services when they are sold separately. We defer and recognize revenue for services that are sold either on a stand-alone basis or included in multiple element arrangements as the services are performed.

     Changes in our judgments and estimates about these assumptions could materially impact the timing of our revenue recognition.
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006. As we had used the minimum value method for valuing our stock options under the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, all options granted prior to January 1, 2006 continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25. Additionally, the pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer provided for outstanding awards accounted for under the intrinsic-value method of APB No. 25 beginning in periods after the adoption of SFAS No. 123(R).
     Pursuant to SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.
     Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We have assumed a forfeiture rate of 15% per annum for options and 10% per annum for restricted stock grants. We will record additional expense if the actual forfeiture rate is lower than estimated, and we will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. We rely on historical experience of employee turnover to estimate our expected forfeitures.
     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2008 and December 31, 2007, net deferred tax assets were fully reserved except for a foreign deferred tax benefit of $39,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. We recorded a provision for income taxes of $62,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively, related to foreign income taxes.
     On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on our financial position or results of operations.
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

     Allowance for Doubtful Accounts. We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in our customer payment cycle. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our financial statements. We have not yet determined the impact on our consolidated financial statements, if any, from the adoption of SFAS No. 157, as it pertains to our non-financial assets and non-financial liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. We have elected not to adopt SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt this standard on January 1, 2009. We have not yet determined the impact, if any, of SFAS No. 141R on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and we will adopt this standard on January 1, 2009. We have not yet determined the impact, if any, of SFAS No. 160 on our consolidated financial statements.

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
Interest Rate Sensitivity
     We had unrestricted cash, cash equivalents and investments totaling approximately $108.0 million at March 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Sourcefire’s Disclosure Controls and Internal Controls. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended which we refer to as the Exchange Act, pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a discussion of pending legal proceedings, see Note 8 Legal Proceedings in the Notes to the Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     In addition to the transition of our Chief Executive Officer position, our business is also dependent on our ability to hire, retain and motivate highly qualified personnel, including other senior management, sales and technical professionals. In particular, as part of our growth strategy, we intend to expand the size of our direct sales force domestically and internationally and to hire additional customer support and professional services personnel. However, competition for qualified services personnel is intense, and if we are unable to attract, train or retain the number of highly qualified sales and services personnel that our business needs, our reputation, customer satisfaction and potential revenue growth could be seriously harmed. To the extent that we hire personnel from competitors, we may also be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
     In light of the transition arrangement with Mr. Jackson as our Chief Executive Officer, our future success will depend to a significant extent on the continued services of Martin Roesch, our founder, and our other executive officers and senior personnel. Although we have recently adopted retention plans applicable to certain of these officers, including Mr. Roesch, there can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.
We are in the process of implementing a new enterprise resource planning system and any material disruption, malfunction or problem with the implementation or operation of this system may result in disruption to our business, operating processes and internal controls.

     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In recent years, we have experienced a considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our information systems need to be sufficiently scalable to support the continued growth of our operations and the efficient management of our business. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of implementing a new enterprise resource planning system. As we implement this system, we will be required to modify a number of operational processes and internal control procedures. We expect to finalize implementation of this system in the third quarter of 2008, and we cannot assure you that, upon implementation, the system will work as we currently intend. Any material disruption, malfunction or similar problems with the implementation or operation of this system could have a material negative effect on our business and results of operations. In addition, if our information system resources are inadequate, we may be required to undertake costly upgrades and the growth of our business could be harmed.
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
     We are continuing the challenging process of compiling the system and processing documentation before we perform the evaluation needed to comply with Section 404. We are also implementing a new enterprise resource planning system in an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business. We currently expect to complete implementation of this system in the third quarter of 2008, which will require additional modifications of our internal controls in order to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock. Failure to comply with these rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.
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
     We have incurred operating losses each year since our inception in 2001. Our net loss was approximately $3.5 million and $2.5 million for the three months ended March 31, 2008 and 2007. Our accumulated deficit as of March 31, 2008 is approximately $48.0 million. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing, there can be no assurances that we will become profitable in the near future or at any other time. We may never achieve profitability and, even if we do, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will continue to increase in the foreseeable future as we seek to expand our customer base, increase our sales and marketing efforts, continue to invest in research and development of our technologies and product enhancements and incur significant costs associated with being a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. In addition, if our new products and product enhancements fail to achieve adequate market acceptance, our revenue will suffer. If we cannot increase our revenue at a greater rate than our expenses, we will not become or remain profitable.
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
     A general weakening of the economy in the United States or of the global economy, or a curtailment in corporate spending due to factors that affect one or more of the industries to which we sell our products and services, could delay and decrease customer purchases, which could adversely affect our revenue growth and results of operations. For example, the decline in operating performance of financial institutions associated with the problems in the subprime mortgage industry could cause our current or potential financial institution customers to delay or forego purchases of our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. Similarly, a reduction in the budgets or spending priorities of government agencies could adversely affect our revenue growth and results of operations.
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
     In the three months ended March 31, 2008, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue for each respective period. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
     We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. No single customer contributed greater than 10% of our recurring maintenance and support revenues in the three months ended March 31, 2008. If customers choose not to continue their maintenance service, our revenue may decline.
If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.
     Contracts with the U.S. federal and state and other national and state government agencies accounted for 8% and 7% of our total revenue for three months ended March 31, 2008 and 2007, respectively. We lost many government agency customers when a foreign company tried unsuccessfully to acquire us in late 2005 and early 2006. Since then, we have been attempting to regain government customers, which subjects us to a number of risks, including:
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
     We market and sell our software in North America, South America, Europe, Asia and Australia, and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 30% of our total revenue for the three months ended March 31, 2008 and 27% for the three months ended March 31, 2007. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
     We rely on one manufacturer, Bivio Networks, to build the hardware platform for three models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 20% of our product revenue in the three months ended March 31, 2008, and approximately 8% of our product revenue in the three months ended March 31, 2007. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation, which could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.
We depend on resellers and distributors for our sales; if they fail to perform as expected, our revenue will suffer.
     Part of our business strategy involves entering into additional agreements with resellers and distributors that permit them to resell our products and service offerings. Revenue resulting from our resellers and distributors accounted for approximately 59% of our total revenue in the three months ended March 31, 2008, and approximately 48% of our total revenue in the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, no single reseller, distributor, customer or OEM accounted for more than 10% of our total revenue. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers or distributors may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business.

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
     Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace due to limits on our resources. We have grown from 190 employees at March 31, 2007 to 242 employees at March 31, 2008. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters. In several recent quarters, we have not been able to hire sufficient personnel to keep pace with our growth. In addition to managing our expected growth, we have substantial additional obligations and costs as a result of becoming a public company in March 2007. These obligations include investor relations, preparing and filing periodic SEC reports, developing and maintaining internal controls over financial reporting and disclosure controls, compliance with corporate governance rules, Regulation FD and other requirements imposed on public companies by the SEC and the NASDAQ Global Market that we did not experience as a private company. Fulfilling these additional obligations will make it more difficult to operate a growing company. Any failure to effectively manage growth or fulfill our obligations as a public company could seriously harm our ability to respond to customers, the quality of our software and services and our operating results. To effectively manage growth and operate a public company, we are in the process of implementing an enterprise-wide information management system that includes new accounting, finance, management information and human resource systems and controls. Any failure by us to implement this system as planned, including any failure to adequately train personnel to use the new system, complete the implementation on schedule, complete the implementation within our budget or successfully transition our existing systems to the new system, could require us to devote significant additional management attention and financial resources, which could negatively affect the operation of our business.
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
     As of April 30, 2008, we had 24,989,055 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes an aggregate of approximately 12.0 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our initial public offering, and who may sell such shares at their discretion subject to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Our amended and restated certificate of incorporation and our amended and restated bylaws, each of which became effective in March 2007 upon completion of our IPO, contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In March 2007, we completed the initial public offering of shares of our common stock. Our portion of the net proceeds from the initial public offering was approximately $83.9 million after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including financing growth, developing new products and funding capital expenditures. Pending such usage, we have invested the net proceeds in interest-bearing, investment grade securities.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The following documents are filed as Exhibits with this report:

Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Fourth Amended and Restated Bylaws	10-Q	1-33350	3.2	5/4/2007
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
10.1	Transition Agreement with E. Wayne Jackson, III					X
10.2	2008 Management Incentive Compensation Plan					X
10.3	Executive Retention Plan					X
10.4	Executive Change in Control Plan					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2008.

SOURCEFIRE, INC.
By:	/s/ E. Wayne Jackson, III
E. Wayne Jackson, III
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial officer)

By:	/s/ Nicholas G. Margarites
Nicholas G. Margarites
Chief Accounting Officer and Vice President of Finance (principal accounting officer)