Form 10-Q
period 2008-06-30
SOURCEFIRE INC
filed 2008-08-05
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of July 31, 2008, there were 25,624,501 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,224	$33,071
Short-term investments	59,117	69,816
Accounts receivable, net of allowance for doubtful accounts of $110 in 2008 and $160 in 2007	14,562	20,689
Inventory	5,170	4,863
Prepaid expenses and other current assets	2,762	2,651

Total current assets	120,835	131,090
Property and equipment, net	7,511	4,041
Intangible assets, net of accumulated amortization	529	592
Investments	5,794	4,140
Restricted cash	—	1,000
Other assets	1,300	815

Total assets	$135,969	$141,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,752	$5,930
Accrued compensation and related expenses	3,752	3,151
Other accrued expenses	2,602	1,458
Current portion of deferred revenue	18,128	18,417
Other current liabilities	865	832

Total current liabilities	28,099	29,788
Deferred revenue, less current portion	2,853	2,610
Other long-term liabilities	92	86

Total liabilities	31,044	32,484

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 25,416,858 and 24,642,433 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	25	24
Additional paid-in capital	156,003	153,693
Accumulated deficit	(51,143)	(44,523)
Accumulated other comprehensive income	40	—

Total stockholders’ equity	104,925	109,194

Total liabilities and stockholders’ equity	$135,969	$141,678

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Products	$8,677	$6,050	$15,528	$11,700
Technical support and professional services	7,341	5,210	14,141	10,015

Total revenue	16,018	11,260	29,669	21,715

Cost of revenue:
Products	2,479	1,588	4,476	3,144
Technical support and professional services	1,197	749	2,238	1,477

Total cost of revenue	3,676	2,337	6,714	4,621

Gross profit	12,342	8,923	22,955	17,094
Operating expenses:
Research and development	3,147	2,680	6,258	5,181
Sales and marketing	7,945	5,870	15,179	11,817
General and administrative	4,531	2,420	8,945	4,748
Depreciation and amortization	585	388	1,077	750

Total operating expenses	16,208	11,358	31,459	22,496

Loss from operations	(3,866)	(2,435)	(8,504)	(5,402)
Other income, net:
Interest and investment income	828	1,396	1,983	1,934
Interest expense	(36)	—	(36)	(35)
Other income (expense)	(11)	—	38	(12)

Total other income, net	781	1,396	1,985	1,887

Loss before income taxes	(3,085)	(1,039)	(6,519)	(3,515)
Income tax expense	39	58	101	70

Net loss	(3,124)	(1,097)	(6,620)	$(3,585)
Accretion of preferred stock	—	—	—	(870)

Net loss attributable to common stockholders	$(3,124)	$(1,097)	$(6,620)	$(4,455)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.12)	$(0.05)	$(0.27)	$(0.27)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	25,154,568	24,008,512	24,960,471	16,358,746

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2008	24,642,433	$24	$153,693	$(44,523)	$—	$109,194
Exercise of common stock options	431,401	1	408	—	—	409
Issuance of common stock under employee stock purchase plan	17,024	—	89	—	—	89
Issuance of restricted common stock	329,500	—	—	—	—	—
Repurchase of restricted common stock	(3,500)	—	—	—	—	—
Stock-based compensation expense	—	—	1,803	—	—	1,803
Excess tax benefit relating to share-based payments	—	—	10	—	—	10
Comprehensive income:
Net loss for the six months ended June 30, 2008	—	—	—	(6,620)	—	(6,620)
Net unrealized gain on investments, net of taxes	—	—	—	—	40	40

Total comprehensive income						(6,580)

Balance as of June 30, 2008	25,416,858	$25	$156,003	$(51,143)	$40	$104,925

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(6,620)	$(3,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,092	766
Non-cash stock-based compensation	1,803	1,191
Amortization of premium on investments	(656)	(374)
Realized gain from sales of investments	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	6,126	5,757
Inventory	(252)	(1,335)
Prepaid expenses and other assets	(596)	(1,523)
Accounts payable	(3,178)	(1,472)
Accrued expenses	2,745	17
Deferred revenue	(46)	1,255
Other liabilities	39	338

Net cash provided by operating activities	434	1,035

Investing activities
Purchase of property and equipment	(4,552)	(1,758)
Purchase of investments	(49,580)	(57,568)
Proceeds from maturities of investments	56,113	11,900
Proceeds from sales of investments	3,230	—

Net cash provided by (used in) investing activities	5,211	(47,426)

Financing activities
Borrowings of long-term debt	—	113
Repayments of long-term debt	—	(1,424)
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	—	86,288
Proceeds from exercise of stock options	498	44
Excess tax benefits related to share-based payments	10	—
Payment of equity offering costs	—	(1,333)

Net cash provided by financing activities	508	83,688

Net increase in cash and cash equivalents	6,153	37,297
Cash and cash equivalents at beginning of period	33,071	13,029

Cash and cash equivalents at end of period	$39,224	$50,326

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
     The Company is also the creator of Snort® and the owner of ClamAVTM. Snort is an open source intrusion prevention technology that is incorporated into the IPS software component of the Sourcefire 3D™ System (Discover, Determine, Defend). ClamAV is an open source gateway anti-virus and anti-malware project.
     In addition to its commercial and open source network security products, Sourcefire also offers a variety of services to aid its customers with installing and supporting Sourcefire ETM solutions. Available services include Customer Support, Education, Product Services and Sourcefire Vulnerability Research Team (“VRT”) Snort rule subscriptions.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.
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
Investments
     The Company accounts for investments in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s investments are comprised of money market funds, corporate debt investments, asset-backed securities and commercial paper. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.

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
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2008 and December 31, 2007, the Company’s net deferred tax assets were fully reserved except for a foreign deferred tax benefit of $39,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. For the three months ended June 30, 2008 and 2007, the Company recorded a provision for income taxes of $39,000 and $58,000, respectively, related to foreign income taxes. For the six months ended June 30, 2008 and 2007, the Company recorded a provision for income taxes of $101,000 and $70,000, respectively, related to foreign income taxes.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and the Company will adopt this standard on January 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial statements.

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
     During the first quarter of 2008, the Company sold securities prior to their maturity for proceeds of $3.2 million and recorded a realized gain of $23,000. No securities were sold prior to their maturity during the second quarter of 2008.
     The following is a summary of available-for-sale investments as of June 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$26,676	$—	$—	$26,676
Corporate debt investments	16,850	41	(53)	16,838
Asset-backed securities	5,740	31	—	5,771
Commercial paper	32,987	41	(7)	33,021
Government Securities	11,786	—	(13)	11,773
Certificate of Deposit	1,000	—	—	1,000

Total investments	95,039	113	(73)	95,079
Amounts classified as cash equivalents	(30,166)	(2)	—	(30,168)

Total available-for-sale investments	$64,873	$111	$(73)	$64,911

     There were no other-than-temporary declines in investments recorded in the second quarter of 2008. For the six months ended June 30, 2008, the unrealized holding gains and losses on available-for-sale securities included in other comprehensive income totaled $40,000, net of tax. The deferred tax expense recorded in other comprehensive income was fully offset by tax benefits resulting from the reduction in the valuation allowance the Company had recorded for deferred tax assets related to net operating loss carryforwards as of December 31, 2007. The reversal of the valuation allowance was solely due to the unrealized appreciation in the available-for-sale investments.
     The net carrying value and estimated fair value of available-for-sale investments by contractual maturity as of June 30, 2008 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$59,053	$59,117
Due after one year through five years	5,820	5,794

Total	$64,873	$64,911

4. Stock-Based Compensation
     During 2002, the Company adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Company’s Board of Directors. As of June 30, 2008, the Company has reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.
     In March 2007, the Company’s Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2007, the Company had reserved an aggregate of 3,142,452 shares of common stock for issuance under the 2007 Plan. On January 1, 2008, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of the Company’s outstanding common stock as of December 31, 2007, or 985,697 shares. Therefore, as of June 30, 2008, the Company has reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan.

     The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of the Company’s Board of Directors, which determines the vesting period for awards under the plans, generally from three to four years. Options granted have a maximum term of 10 years. The exercise price of stock option awards is generally equal to at least the fair value of the common stock on the date of grant. Prior to the Company’s initial public offering (“IPO”) in March 2007, the fair value of the common stock was determined by the Company’s Board of Directors in good faith. Following the IPO, the fair value of the Company’s common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Market on the date of grant.
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
     Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. During the second quarter of 2008, the Company adjusted its estimated forfeiture rate from 15% to 20% per annum for options and from 10% to 14% per annum for restricted stock grants. The Company relies on historical experience of employee turnover to estimate its expected forfeitures.
     The following are the weighted-average assumptions and fair values used in valuing the stock options granted under the 2002 Plan and the 2007 Plan and employee stock purchases under the 2007 ESPP. To date, the purchases under the 2007 ESPP occurred during the first quarter of 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options:
Average risk-free interest rate	2.96%	4.78%	2.97%	4.75%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected useful life (years)	6.25	6.25	6.25	6.25
Expected volatility	64.5%	74.7%	65.6%	76.0%
Weighted-average fair value per grant	$4.17	$8.90	$4.24	$9.28

Employee stock purchase plan:
Average risk-free interest rate	—	—	2.50%	—
Expected dividend yield	—	—	0.0%	—
Expected useful life (years)	—	—	0.37	—
Expected volatility	—	—	57.5%	—
Weighted-average fair value per purchase	—	—	$1.64	—
     Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
     Expected dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected useful life — This is the period of time that the stock options granted under the 2002 Plan and the 2007 Plan and employee purchases under the 2007 ESPP are expected to remain outstanding.

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
     For stock options granted under the 2002 Plan and the 2007 Plan, given the Company’s limited historical stock data from its IPO in March 2007, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s historical volatility from its initial public offering to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected life of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
     For purchases under the 2007 ESPP, the Company uses its historical volatility since the Company has historical data available since its IPO consistent with the expected useful life.
     If the Company had made different assumptions about the stock price volatility rates, expected useful life, expected forfeitures and other assumptions, the related compensation expense and net income could have been significantly different.
     The following table summarizes compensation expense included in the accompanying consolidated statements of operations and the effect on net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product cost of revenue	$9	$2	$16	$4
Services cost of revenue	11	7	32	12

Stock based compensation expense included in cost of revenue	20	9	48	16

Research and development	167	88	341	169
Sales and marketing	299	246	642	455
General and administrative	395	324	772	550

Stock-based compensation included in operating expenses	861	658	1,755	1,174

Total stock-based compensation	$881	$667	$1,803	$1,190

Stock Options
     The following table summarizes stock option activity under the plans for the six months ended June 30, 2008 (in thousands, expect share and per share data):

			Weighted-	Aggregate
	Number of	Range of	Average	Intrinsic
	Shares	Exercise Prices	Exercise Price	Value
Outstanding at December 31, 2007	3,063,588	$0.24 to 15.49	$4.05	$15,266
Granted	462,069	5.97 to 7.95	6.78
Exercised	(431,401)	5.74 to 8.27	0.95
Forfeited	(190,368)	1.14 to 13.10	7.49

Outstanding at June 30, 2008	2,903,888	$0.24 to 15.49	$4.72	$11,112

Vested and exercisable at June 30, 2008	1,792,624	$0.24 to 15.49	$2.76	$9,708

Vested and expected to vest at June 30, 2008	2,444,276		$4.13	$10,487

     The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Prices	Life (Years)	Shares	Prices
$0.24 to 1.14	952,454	$0.64	5.12	951,774	$0.64
$1.62 to 5.26	789,544	2.76	7.08	576,907	2.61
$5.97 to 9.48	763,814	7.95	9.06	155,701	9.48
$9.55 to 15.49	398,076	12.18	8.68	108,242	12.61

	2,903,888	$4.72	7.18	1,792,624	$2.76

     The aggregate intrinsic value of all options exercised during the six months ended June 30, 2008 and 2007 was $2.7 million and $488,000, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, the Company recognized compensation expense of $439,000 and $433,000 for the three months ended June 30, 2008 and 2007, respectively, and $974,000 and $854,000 for the six months ended June 30, 2008 and 2007, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2008 was $4.0 million, which will be recognized over a weighted average period of 2.69 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the six months ended June 30, 2008:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2007	295,680	$10.56
Granted	329,500	6.44
Restrictions Lapsed	(42,066)	13.33
Forfeited	(3,500)	9.59

Unvested at June 30, 2008	579,614	$8.03

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
     The fair value of the unvested restricted stock awards is measured using the closing price of the Company’s stock on the date of grant, or the estimated fair value of the common stock if granted prior to the Company’s initial public offering. The total compensation expense related to restricted stock awards for the three months ended June 30, 2008 and 2007 was $410,000 and $234,000, respectively, and $759,000 and $337,000 for the six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, there was $2.7 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
     On October 3, 2007, the stockholders of the Company approved the 2007 ESPP that had previously been approved by the Company’s Board of Directors. The Company adopted the 2007 ESPP to provide a means by which the Company’s employees, and employees of any parent or subsidiary of the Company as may be designated by the Board of Directors, will be given an opportunity to purchase shares of the Company’s common stock. The 2007 ESPP allows eligible employees to purchase the Company’s common stock at 85% of the lower of the stock price at the beginning or ending of a six-month period. The Compensation Committee of the Company’s Board of Directors administers the 2007 ESPP. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2007 ESPP. During the six months ended, June 30, 2008, an aggregate of 17,024 shares were purchased under the 2007 ESPP for a total of $89,000. For the three months and six months ended June 30, 2008, the Company recognized $32,000 and $70,000, respectively, of compensation expense related to the 2007 ESPP.

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
     The calculation of basic and diluted net loss per share for the three months and six months ended June 30, 2008 and 2007 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(3,124)	$(1,097)	$(6,620)	$(4,455)

Denominator:
Weighted-average shares of common stock outstanding	25,154,568	24,008,512	24,960,471	16,358,746

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.12)	$(0.05)	$(0.27)	$(0.27)

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

	June 30,
	2008	2007
Options to purchase common stock	2,903,888	3,389,578
Shares of common stock into which outstanding warrants are convertible	—	36,944
Unvested shares of restricted common stock	—	87,835

Total	2,903,888	3,514,357

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
     SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

•	Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. The Company’s investments that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$26,676	$26,676	$—	$—
Corporate debt investments	16,838	—	16,838	—
Asset-backed securities	5,771	—	5,771	—
Commercial paper	33,021	—	33,021	—
Government securities	11,773	—	11,773	—
Certificate of deposit	1,000	—	1,000	—

Total cash equivalents and investments	95,079	$26,676	$68,403	$—

Cash	9,056

Total cash, cash equivalents and investments	$104,135

7. Business and Geographic Segment Information
     The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments. Revenues by geographic area for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$11,489	$8,896	$21,023	$16,566
All foreign countries	4,529	2,364	8,646	5,149

Consolidated total	$16,018	$11,260	$29,669	$21,715

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
     On November 20, 2007, the defendants moved to dismiss the Amended Consolidated Class Action Complaint. On April 23, 2008, the motion to dismiss was granted in part and denied in part. On May 7, 2008, the defendants filed an answer denying all liability. On May 12, 2008, the Court entered a scheduling order.
     On or about June 18, 2008, the lead plaintiff filed a motion for class certification, appointment of class representative and for the appointment of class counsel and liaison counsel for the class. The defendants’ opposition to that motion is due on or before November 19, 2008 and any replies are due on or before January 9, 2009.
     On July 16, 2008, the Court granted the parties’ motion to amend the Court’s prior scheduling order to provide the parties with an opportunity to conduct a mediation. The mediation is tentatively scheduled to take place on October 17, 2008.
     The Court has not made a determination of whether a class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in these actions. If the mediation should prove unsuccessful in resolving this matter, the Company intends to vigorously defend this action.
     From time to time, the Company is involved in other disputes and legal actions arising in the ordinary course of its business.
9. Commitments and Contingencies
     The Company purchases components for its products from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by the Company. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2008, the Company had total purchase commitments for inventory of approximately $3.5 million due within the next 12 months.
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

10. Change in Management
     On February 27, 2008, the Company and E. Wayne Jackson III, the Company’s Chief Executive Officer, elected not to renew the term of the Employment Agreement, dated as of May 6, 2002, by and between Mr. Jackson and the Company, which was originally scheduled to expire at the close of business on May 5, 2008. Mr. Jackson continued to serve as Chief Executive Officer during a transition period until his successor was named. In June 2008, the Company announced that John C. Burris, a director of the Company since March 2008, would assume the role of Chief Executive Officer effective as of July 14, 2008. On July 14, 2008, Mr. Jackson resigned as an executive officer and director of the Company, and Mr. Burris commenced his employment with the Company as its Chief Executive Officer.
     The Company accrued $316,000 in the first quarter of 2008 related to severance and benefits as outlined under a transition agreement with Mr. Jackson. All unvested equity awards held by Mr. Jackson vested in full as of his resignation date. The Company will recognize stock-based compensation expense of approximately $450,000 in the third quarter of 2008 related to the accelerated vesting of these equity awards on July 14, 2008.

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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in or implied by the forward-looking statements.
Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2008 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
     We sell our network security solutions globally. However, 71% and 76% of our revenue for the six months ended June 30, 2008 and 2007, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we strengthen our international presence. We also expect that our revenue from sales through OEMs and distributors will increase in amount and as a percentage of total revenue as we expand our relationships with these third parties.
     Historically, our product revenue has been seasonal, with more than one-third of our total product revenue in recent fiscal years generated in the fourth quarter and more than half in the second half of the year. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and sequential quarterly comparisons. Revenue from our government customers has occasionally been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Notwithstanding these general seasonal patterns, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations for a particular period and could therefore cause us to fail to meet the financial performance expectations of securities industry research analysts or investors.
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
Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Although we have not had to reduce the prices of our products or vary our pricing policy in recent years, our gross profit would be adversely affected by price declines if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter. Based on current market conditions, we do not expect our gross margins to change significantly in the foreseeable future, although unexpected pricing pressures or an increase in hardware or other costs would cause our gross profit percentage to decline.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of payroll, benefits and related occupancy and other overhead for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.
     We have significantly expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the foreseeable future, but should decline as a percentage of total revenue as we expect to grow our revenues more rapidly than our research and development expenditures.
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
     General and Administrative. General and administrative expenses consist primarily of salaries, incentive compensation, benefits and related occupancy and other overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; information systems, enterprise resource planning (“ERP”) system and other infrastructure costs; and corporate insurance.
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
     Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $881,000 and $667,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. We use the Black-Scholes option pricing model to estimate the fair value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Products	$8,677	$6,050	$2,627	43%	$15,528	$11,700	$3,828	33%
Percentage of total revenue	54%	54%			52%	54%
Technical support and professional services	7,341	5,210	2,131	41%	14,141	10,015	4,126	41%
Percentage of total revenue	46%	46%			48%	46%

Total revenue	$16,018	$11,260	$4,758	42%	$29,669	$21,715	$7,954	37%

     The increase in our product revenue during the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007 was mostly driven by higher demand for our sensor products, primarily our enterprise class 3D products. For the three months ended June 30, 2008, sensor product revenue increased $2.4 million over the prior-year quarter, which included a $1.6 million increase in our enterprise class 3D products. For the six months ended June 30, 2008, sensor product revenue increased $3.4 million over the prior year, which included a $2.5 million increase in our enterprise class 3D products. The increase in our services revenue for the three months and six months ended June 30, 2008 resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as support renewals by our existing customers.
     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Products	$2,479	$1,588	$891	56%	$4,476	$3,144	$1,332	42%
Percentage of total revenue	15%	14%			15%	14%
Technical support and professional services	1,197	749	448	60%	2,238	1,477	761	52%
Percentage of total revenue	8%	7%			8%	7%

Total cost of revenue	$3,676	$2,337	$1,339	57%	$6,714	$4,621	$2,093	45%

Percentage of total revenue	23%	21%			23%	21%
     For the three months and six months ended June 30, 2008, the increase in product cost of revenue was driven primarily by higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers. We did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. The increase in our services cost of revenue for the three months and six months ended June 30, 2008 was attributable to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Products	$6,198	$4,462	$1,736	39%	$11,052	$8,556	$2,496	29%
Percentage of total revenue	39%	40%			37%	40%
Technical support and professional services	6,144	4,461	1,683	38%	11,903	8,538	3,365	39%
Percentage of total revenue	38%	39%			40%	39%

Total gross profit	$12,342	$8,923	$3,419	38%	$22,955	$17,094	$5,861	34%

Percentage of total revenue	77%	79%			77%	79%
     Gross profit as a percentage of total revenue for the three months ended June 30, 2008 as compared to the prior-year quarter remained relatively flat for both products and services revenue. For the six months ended June 30, 2008, gross profit as a percentage of total revenue for products decreased primarily due to the product mix sold being weighted more toward lower margin products and increased write-offs of our evaluation units. Gross profit as a percentage of total revenue for services remained relatively flat for the six months ended June 30, 2008 as compared to the prior-year period.
     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Research and development	$3,147	$2,680	$467	17%	$6,258	$5,181	$1,077	21%
Percentage of total revenue	20%	24%			21%	24%
Sales and marketing	7,945	5,870	2,075	35%	15,179	11,817	3,362	28%
Percentage of total revenue	50%	52%			51%	54%
General and administrative	4,531	2,420	2,111	87%	8,945	4,748	4,197	88%
Percentage of total revenue	28%	21%			30%	22%
Depreciation and amortization	585	388	197	51%	1,077	750	327	44%
Percentage of total revenue	4%	3%			4%	3%

Total operating expenses	$16,208	$11,358	$4,850	43%	$31,459	$22,496	$8,963	40%

Percentage of total revenue	101%	101%			106%	104%
     Research and development expenses for the three months ended June 30, 2008 increased over the prior-year quarter, primarily due to an increase in salaries, incentive compensation, benefits and occupancy overhead expenses of $418,000 and an increase in stock-based compensation expense of $79,000, partially offset by a decrease of $53,000 in consulting fees. For the six months ended June 30, 2008, research and development expenses increased over the prior year, primarily due to an increase in salaries, incentive compensation, benefits and occupancy overhead expenses of $974,000 and an increase in stock-based compensation expense of $172,000, partially offset by a decrease of $86,000 in consulting fees. These increased expenses resulted from the hiring of additional personnel in our research and development department to support the release of updates and enhancements to our 3D products.
     Sales and marketing expenses for the three months ended June 30, 2008 increased over the prior-year quarter, primarily due to an increase of $1.5 million in salary, commissions and incentive compensation and benefit expenses for additional sales and marketing personnel, an increase of $255,000 in advertising, promotion, partner-marketing programs and trade show expenses in support of our network security solutions, an increase of $163,000 in travel and travel-related expenses and an increase of $53,000 for stock-based compensation expense. For the six months ended June 30, 2008, sales and marketing expenses increased over the prior-year period, primarily due to an increase of $2.4 million in salary, commissions and incentive compensation and benefit expenses for additional sales and marketing personnel, an increase of $359,000 in travel and travel-related expenses, an increase of $307,000 in advertising, promotion, partner-marketing programs and trade show expenses in support of our network security solutions and an increase of $187,000 for stock-based compensation expense.
     General and administrative expenses for the three months ended June 30, 2008 increased over the prior-year quarter, primarily due to an increase of $1.0 million in professional fees related to legal, audit, tax and regulatory compliance, an increase of $585,000 in salaries, incentive compensation and benefit expenses for personnel hired in our accounting, information technology, human resources and legal departments, costs associated with our CEO transition of $386,000 and an increase of $71,000 in stock-based compensation expense. For the six months ended June 30, 2008, general and administrative expenses increased over the prior-year period, primarily due to an increase of $1.9 million in corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance, an increase of $993,000 in salaries, incentive compensation and benefit expenses for personnel hired in our accounting, information technology, human resources and legal departments, costs associated with our CEO transition of $742,000, an increase of $275,000 in director attendance, retainer and other board-related fees and an increase of $222,000 in stock-based compensation expense.
     Depreciation and amortization expense for the three months and six months ended June 30, 2008 increased over the comparable prior-year periods, primarily due to the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired since June 30, 2007.
     Other income, net and income tax expense. The following table shows our other income, net and income tax expense (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Other income, net	$781	$1,396	$(615)	(44%)	$1,985	$1,887	$98	5%
Percentage of total revenue	5%	12%			7%	9%
Income tax expense	$39	$58	$(19)	(33%)	$101	$70	$31	44%
Percentage of total revenue	0%	1%			0%	0%
     Other income, net for the three months ended June 30, 2008 decreased over the prior-year quarter, primarily due to a decrease in interest and investment income as a result of lower average interest rates, while other income, net for the six months ended June 30, 2008 remained relatively flat over the prior year.
     We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2008, our net deferred tax assets were fully reserved, except for a $39,000 benefit expected to be available to offset foreign tax liabilities in the future. As of June 30, 2007, our net deferred tax assets were fully reserved. The provision for income taxes for the three and six months ended June 30, 2008 and 2007 relates to foreign income taxes.
     Seasonality
     Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the Federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. We have historically generated a significant portion of our product revenue in the fourth quarter due to increased activity in Europe, coupled with North American enterprise customers who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases. The timing of these transactions could materially affect our quarterly or year-end product revenue.
     Quarterly Timing of Revenue
     On a quarterly basis, we have usually generated the majority of our product revenue in the final month of the quarter. We believe this occurs for two reasons. First, many customers wait until the end of the quarter to extract favorable pricing terms from their vendors, including Sourcefire. Second, our sales personnel, who have a strong incentive to meet quarterly sales targets, have tended to increase their sales activity as the end of a quarter nears, while their participation in sales management review and planning activities are typically scheduled at the beginning of a quarter.

Liquidity and Capital Resources
Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash and cash equivalents:
Provided by operating activities	$434	$1,035
Provided by (used in) investing activities	5,211	(47,426)
Provided by financing activities	508	83,688

Increase (decrease)	6,153	37,297
Net cash at beginning of period	33,071	13,029

Net cash at end of period	39,224	50,326
Available-for-sale investments	64,911	59,338

Total cash, cash equivalents and investments	$104,135	$109,664

     Operating Activities. Cash provided by operating activities for the six months ended June 30, 2008 is the result of our net loss of $6.6 million adjusted for $2.2 million of net non-cash revenues and expenses and changes in working capital of $4.8 million. The decrease of $601,000 in net cash provided by operating activities for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to an increase in our net loss, offset partially by changes in our working capital and deferred revenue and an increase in stock-based compensation expense.
     Investing Activities. Cash provided by investing activities for the six months ended June 30, 2008 was primarily the result of maturities of investments of $56.1 million, offset by purchases of investments of $49.6 million and capital expenditures of $4.6 million. Capital expenditures includes $2.0 million of capitalized costs associated with the implementation of our new ERP system. The increase of $52.6 million in net cash provided by investing activities during the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to maturities and sales of investments.
     Financing Activities. Cash provided by financing activities for the six months ended June 30, 2008 was primarily the result of proceeds from the exercise of stock options. The decrease of $83.2 million in net cash provided by financing activities during the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to the $86.3 million in net cash proceeds of our IPO that closed in the first quarter of 2007.
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
     Our short-term liquidity requirements through June 30, 2009 consist primarily of the funding of working capital requirements and capital expenditures and expenses for the ongoing implementation of our new ERP system. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of existing cash and investment resources. As of June 30, 2008, we had cash, cash equivalents and investments of $104.1 million and working capital of $92.7 million.
     As described above, our product sales are, and are expected to continue to be, highly seasonal. This seasonality typically results in an increase in cash provided by our operating activities during the first half of the year and lower or negative operating cash flows during the second half of the year. We also believe that our current cash reserves are sufficient for any short-term needs arising from the seasonality of our business.

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
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2008 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years
Capital Leases	$68	$68	$—	$—
Operating Leases	3,904	1,628	1,991	285
Purchase Commitments(1)	3,452	3,452	—	—

(1)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of June 30, 2008, we had total purchase commitments for inventory of approximately $3.5 million.
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
     We believe that, of our significant accounting policies, which are fully described in “Financial Statements and Supplementary Data” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Note 2 to the consolidated financial statements contained in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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
     We have established vendor-specific objective evidence of fair value for our technical support based upon actual renewals of each type of technical support that is offered. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. We defer and recognize revenue related to technical support ratably over the contractual period of the technical support arrangement, which generally ranges between 12 and 48 months. The vendor-specific objective evidence of fair value of our other services is based on the price for these same services when they are sold separately. We defer and recognize revenue for services that are sold either on a stand-alone basis or included in multiple element arrangements as the services are performed.
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
     Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We have assumed a forfeiture rate of 20% per annum for options and 14% per annum for restricted stock grants. We will record additional expense if the actual forfeiture rate is lower than estimated, and we will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. We rely on historical experience of employee turnover to estimate our expected forfeitures.
     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2008, and December 31, 2007, net deferred tax assets were fully reserved except for a foreign deferred tax benefit of $39,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. We recorded a provision for income taxes of $101,000 and $70,000 for the six months ended June 30, 2008 and 2007, respectively, related to foreign income taxes.
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
     Inventories. Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A significant portion of our inventory includes products used for customer testing and evaluation. This inventory is predominantly located at the customer’s premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and evaluation unit age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological obsolescence of our products.

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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt this standard on January 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.
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
Interest Rate Sensitivity
     We had cash, cash equivalents and investments totaling approximately $104.1 million at June 30, 2008. The cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a discussion of pending legal proceedings, see Note 8 Legal Proceedings in the Notes to the Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Our transition to a new chief executive officer may not be successful, and our inability to hire or retain other key personnel would also slow our growth.
     Effective July 14, 2008, E. Wayne Jackson III resigned as our Chief Executive Officer and as a member of our Board of Directors, and John C. Burris was appointed as our Chief Executive Officer. There are no assurances that we will be able to implement a smooth transition to our new Chief Executive Officer. Any failure to effectively transition the Chief Executive Officer position could have a material adverse effect on our business, results of operations or financial condition.
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
     In addition, our future success will depend to a significant extent on the continued services of our executive officers and senior personnel. Although we have recently adopted retention plans applicable to certain of these officers, there can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.
We are in the process of implementing a new enterprise resource planning system and any material disruption, malfunction or problem with the implementation or operation of this system may result in disruption to our business, operating processes and internal controls.
     The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In recent years, we have experienced a considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our information systems need to be sufficiently scalable to support the continued growth of our operations and the efficient management of our business. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we are in the process of implementing a new enterprise resource planning system. As we implement this ERP system, we will be required to modify a number of operational processes and internal control procedures.
     We expect to finalize implementation of the human resources, financial and order fulfillment components of the ERP system in the third quarter of 2008 and expect to add additional functionality in subsequent periods. We cannot assure you that, upon implementation, the system will work as we currently intend. Any material disruption, malfunction or similar problems with the implementation or operation of this ERP system could have a material negative effect on our business and results of operations. In addition, if our information system resources are inadequate, we may be required to undertake costly upgrades and the growth of our business could be harmed.

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
     Beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our auditors will also be required to issue an attestation report on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2008.
     We are continuing the challenging process of compiling the system and processing documentation before we perform the evaluation needed to comply with Section 404. We are also implementing a new enterprise resource planning system in an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business. We currently expect to complete implementation of certain components of the ERP system in the third quarter of 2008, which will require additional modifications of our internal controls in order to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock. Failure to comply with these rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.
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
     We have incurred operating losses each year since our inception in 2001. Our net loss was approximately $6.6 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. Our accumulated deficit as of June 30, 2008 is approximately $51.1 million. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing, there can be no assurances that we will become profitable in the near future or at any other time. We may never achieve profitability and, even if we do, we may not be able to maintain or increase our level of profitability. We expect that our operating expenses will continue to increase in the foreseeable future as we seek to expand our customer base, increase our sales and marketing efforts, continue to invest in research and development of our technologies and product enhancements and incur significant costs associated with being a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. In addition, if our new products and product enhancements fail to achieve adequate market acceptance, our revenue will suffer. If we cannot increase our revenue at a greater rate than our expenses, we will not become or remain profitable.
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
     We spend substantial amounts of time and money to research and develop new products and enhance versions of Snort, the Defense Center and our 3D Sensor and RNA products to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing the products to market.
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
     In the six months ended June 30, 2008 and 2007, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue for each respective period. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
     We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. No single customer contributed greater than 10% of our recurring maintenance and support revenues in the six months ended June 30, 2008. If customers choose not to continue their maintenance service, our revenue may decline.
If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.
     Contracts with the U.S. federal and state and other national and state government agencies accounted for 11% and 9% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. We lost many government agency customers when a foreign company tried unsuccessfully to acquire us in late 2005 and early 2006. Since then, we have been attempting to regain government customers, which subjects us to a number of risks, including:
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
     We market and sell our software in North America, South America, Europe, Asia and Australia, and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 29% and 24% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
      Technology products such as ours, which interact with multiple components of complex networks, are increasingly subject to infringement claims as the functionality of products in different industry segments overlaps. Third parties may assert claims or initiate litigation related to exclusive copyright, trademark, patent, trade secret or other intellectual property rights with respect to technologies that are relevant to our business. Third party asserted claims and/or initiated litigation can include claims against us or our customers, end-users, manufacturers, suppliers, partners or distributors, alleging infringement of intellectual property rights with respect to our existing or future products (or components of those products). Any such intellectual property claims, with or without merit, could:

•	be very expensive and time consuming to defend;

•	require us to indemnify our customers or others for losses resulting from such claims;

•	cause us to cease making, licensing or using software or products that incorporate the challenged intellectual property;

•	cause product shipment and installation delays;

•	require us to redesign our products, which may not be feasible;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all, in order to obtain the right to use a necessary product or component;

•	divert the attention of management and technical personnel and other resources;

•	result in our paying significant amounts to settle such claims.
      The application of patent law to the software industry is particularly uncertain, as the U.S. Patent and Trademark Office, or PTO, has only recently begun to issue software patents in large numbers, and there is a backlog of software-related patent applications pending that claim inventions whose priority dates may pre-date development of our own proprietary technology. As a general matter, until the PTO issues a patent to an applicant, there can be no way to determine whether a product (or any of its components) will infringe a pending patent. In addition, the large number of patents in the Internet, networking, security and software fields may make it impractical to determine in advance whether a product (or any of its components) infringe the patent rights of others. Notwithstanding any such determination by us, we may be subject to claims, with or without merit, that our products infringe on the patent rights of others. It is conceivable that other companies have patents with respect to technology similar to our technology, including RNA and ClamAV. Our RNA technology, which is a new technology for which we have not yet been issued a patent, is the subject of 10 of our 33 pending patent applications which we began filing in 2004. Similarly, while we have not sought to patent the ClamAV technology, which we acquired in August 2007, it competes with the product offerings of third parties who have extensive portfolios of patents in the same broad technology area as our ClamAV technology.
      We are aware of at least one company, NetClarity, which has been issued a patent, and has filed several patent applications, that, on their face, contain claims that may be construed to be within the scope of the same broad technology area as our RNA technology. Prior to the issuance of the patent, NetClarity filed a suit against us alleging that our RNA technology and 3D security solutions misappropriated NetClarity’s trade secrets. This lawsuit was settled and dismissed with prejudice in June 2007. Although we do not believe that any of our products infringe upon NetClarity’s patent, there can be no assurance that NetClarity will not bring further action against us based upon the now issued patent, or later on the basis of future patents when, and if, they issue.
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
     We rely on one manufacturer, Bivio Networks, to build the hardware platform for three models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 24% and 10% of our product revenue for the six months ended June 30, 2008 and 2007, respectively. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation, which could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.

We depend on resellers and distributors for our sales; if they fail to perform as expected, our revenue will suffer.
     Part of our business strategy involves entering into additional agreements with resellers and distributors that permit them to resell our products and service offerings. Revenue resulting from our resellers and distributors accounted for approximately 60% and 52% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, no single reseller, distributor, customer or OEM accounted for more than 10% of our total revenue. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers or distributors may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business.
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
     Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace due to limits on our resources. We have grown from 218 employees at June 30, 2007 to 261 employees at June 30, 2008. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters.
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
     As of July 31, 2008, we had 25,624,501 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market.
     This number also includes an aggregate of approximately 10.9 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our initial public offering, and who may sell such shares at their discretion subject to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Potential uncertainty resulting from unsolicited acquisition proposals and related matters may adversely affect our business.
     During the second quarter of 2008, we received two unsolicited proposals from a privately held company to acquire all of the outstanding shares of our common stock. In each case, our Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of Sourcefire and its stockholders. The review and consideration of the acquisition proposals and related matters required the expenditure of significant time and resources by us. There can be no assurance that the privately held company or another company will not in the future make another proposal, or take other actions, to acquire us. Such a proposal may create uncertainty for our employees, customers and business partners. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and business partners to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive. These matters, alone or in combination, may harm our business.

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
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held an annual meeting of our stockholders on May 15, 2008. The results of the voting on the matters submitted to the stockholders are as follows:
1.	To elect the following three nominees for election as directors to hold office until the 2011 Annual Meeting of Stockholders:

	Votes For	Withheld
Martin F. Roesch	20,636,364	151,290
Tim A. Guleri	20,657,741	129,913
John C. Burris	20,662,172	125,482
2.	To ratify the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm the year ending December 31, 2008. The voting tabulation on the matter was 20,729,662 votes for, 47,712 votes against, and 10,280 abstentions.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2008.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial officer)

By:	/s/ Nicholas G. Margarites
Nicholas G. Margarites
Chief Accounting Officer and VP of Finance (principal accounting officer)

Exhibit Index

Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fourth Amended and Restated Bylaws	10-Q	1-33350	3.2	5/4/2007

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

10.1	Employment Agreement of John C. Burris					X

10.2	Non-Employee Director Compensation Policy					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X