Form 10-Q
period 2008-09-30
SOURCEFIRE INC
filed 2008-11-10
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number
1-33350

SOURCEFIRE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	52-2289365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9770 Patuxent Woods Drive Columbia, Maryland	21046
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
     As of November 4, 2008, there were 25,866,705 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$28,599	$33,071
Short-term investments	64,463	69,816
Accounts receivable, net of allowances of $186 as of September 30, 2008 and $160 as of December 31, 2007	24,411	20,689
Inventory	4,192	4,863
Prepaid expenses and other current assets	3,078	2,651

Total current assets	124,743	131,090
Property and equipment, net	7,888	4,041
Intangible assets, net of accumulated amortization	497	592
Investments	2,404	4,140
Restricted cash	—	1,000
Other assets	1,280	815

Total assets	$136,812	$141,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,868	$5,930
Accrued compensation and related expenses	3,269	3,151
Other accrued expenses	2,362	1,458
Current portion of deferred revenue	19,525	18,417
Current portion of capital lease obligations	47	—
Other current liabilities	712	832

Total current liabilities	28,783	29,788
Deferred revenue, less current portion	2,944	2,610
Capital lease obligations, less current portion	4	—
Other long-term liabilities	86	86

Total liabilities	31,817	32,484

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 25,865,977 and 24,642,433 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	25	24
Additional paid-in capital	158,051	153,693
Accumulated deficit	(52,862)	(44,523)
Accumulated other comprehensive loss	(219)	—

Total stockholders’ equity	104,995	109,194

Total liabilities and stockholders’ equity	$136,812	$141,678

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Products	$12,661	$9,403	$28,189	$21,103
Technical support and professional services	7,628	5,403	21,769	15,418

Total revenue	20,289	14,806	49,958	36,521

Cost of revenue:
Products	3,585	2,665	8,061	5,809
Technical support and professional services	1,345	800	3,583	2,277

Total cost of revenue	4,930	3,465	11,644	8,086

Gross profit	15,359	11,341	38,314	28,435
Operating expenses:
Research and development	3,267	2,895	9,525	8,076
Sales and marketing	8,655	6,746	23,834	18,563
General and administrative	4,984	2,540	13,929	7,288
Depreciation and amortization	775	427	1,852	1,177
In-process research and development	—	2,947	—	2,947

Total operating expenses	17,681	15,555	49,140	38,051

Loss from operations	(2,322)	(4,214)	(10,826)	(9,616)
Other income, net:
Interest and investment income	683	1,417	2,666	3,351
Interest expense	(2)	—	(38)	(35)
Other income (expense)	(39)	3	(1)	(9)

Total other income, net	642	1,420	2,627	3,307

Loss before income taxes	(1,680)	(2,794)	(8,199)	(6,309)
Income tax expense	39	50	140	120

Net loss	(1,719)	(2,844)	(8,339)	(6,429)
Accretion of preferred stock	—	—	—	(870)

Net loss attributable to common stockholders	$(1,719)	$(2,844)	$(8,339)	$(7,299)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.07)	$(0.12)	$(0.33)	$(0.38)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	25,698,879	24,218,634	25,208,404	19,027,750

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2008	24,642,433	$24	$153,693	$(44,523)	$—	$109,194
Exercise of common stock options	674,063	1	840	—	—	841
Issuance of common stock under employee stock purchase plan	50,796	—	264	—	—	264
Issuance of restricted common stock	524,550	—	—	—	—	—
Repurchase of common stock	(25,865)	—	(140)	—	—	(140)
Stock-based compensation expense	—	—	3,370	—	—	3,370
Excess tax benefit relating to share-based payments	—	—	24	—	—	24
Comprehensive income (loss):
Net loss for the nine months ended September 30, 2008	—	—	—	(8,339)	—	(8,339)
Net unrealized loss on investments	—	—	—	—	(220)	(220)
Currency translation adjustment	—	—	—	—	1	1

Total comprehensive income (loss)						(8,558)

Balance as of September 30, 2008	25,865,977	$25	$158,051	$(52,862)	$(219)	$104,995

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(8,339)	$(6,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,874	1,202
Non-cash stock-based compensation	3,370	1,911
Amortization of premium on investments	(871)	(933)
Loss on disposal of assets	7	—
Realized gain from sales of investments	(23)	—
Write-off of acquired in-process research and development costs	—	2,947
Changes in operating assets and liabilities:
Accounts receivable	(3,722)	2,587
Inventory	672	(1,065)
Prepaid expenses and other assets	(891)	(1,871)
Accounts payable	(3,062)	(1,145)
Accrued expenses	2,022	54
Deferred revenue	1,442	1,773
Other liabilities	(113)	303

Net cash used in operating activities	(7,634)	(666)

Investing activities
Purchase of property and equipment	(5,566)	(2,494)
Purchase of investments	(73,137)	(95,895)
Proceeds from maturities of investments	77,663	34,000
Proceeds from sales of investments	3,230	—
Cash paid for acquisition of ClamAV, including direct acquisition costs of $81	—	(3,581)
Cash held in escrow related to acquisition of ClamAV	—	(1,000)

Net cash provided by (used in) investing activities	2,190	(68,970)

Financing activities
Borrowings of long-term debt	—	113
Repayments of long-term debt and capital lease obligations	(17)	(1,424)
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	—	86,288
Proceeds from employee stock-based plans	1,105	214
Repurchase of common stock	(140)	—
Excess tax benefits related to share-based payments	24	—
Payment of equity offering costs	—	(1,367)

Net cash provided by financing activities	972	83,824

Net (decrease) increase in cash and cash equivalents	(4,472)	14,188
Cash and cash equivalents at beginning of period	33,071	13,029

Cash and cash equivalents at end of period	$28,599	$27,217

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
     Founded in January 2001, Sourcefire, Inc. (the “Company”) is a provider of Enterprise Threat Management (“ETM”) solutions for information technology (“IT”) infrastructures of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail and telecommunications) and federal and state government organizations. The Sourcefire 3D® System—comprised of multiple Sourcefire hardware and software product offerings—provides a comprehensive, intelligent network defense that unifies intrusion prevention system (“IPS”), network behavior analysis (“NBA”), network access control (“NAC”) and vulnerability assessment (“VA”) solutions under a common management framework.
     The Company is also the creator of Snort® and the owner of ClamAV®. Snort is an open source intrusion prevention technology that is incorporated into the IPS software component of the Sourcefire 3D® System (Discover, Determine, Defend). ClamAV is an open source anti-virus and anti-malware project.
     In addition to its commercial and open source network security products, Sourcefire offers a variety of services to aid its customers with installing and supporting Sourcefire ETM solutions. Available services include Customer Support, Education, Professional Services and Sourcefire Vulnerability Research Team (“VRT”) Snort rule subscriptions.
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
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2008 and December 31, 2007, the Company’s deferred tax assets were fully reserved except for foreign deferred tax assets of $53,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. For the three months ended September 30, 2008 and 2007, the Company recorded a provision for income taxes of $39,000 and $50,000, respectively, related to foreign income taxes. For the nine months ended September 30, 2008 and 2007, the Company recorded a provision for income taxes of $140,000 and $120,000, respectively, related to foreign income taxes.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. See Note 7 for additional discussion of fair value measurements. The Company has not yet determined the impact on its consolidated financial statements, if any, from the adoption of SFAS No. 157, as it pertains to non-financial assets and non-financial liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to measure financial assets or liabilities at fair value that are currently not required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in net income rather than as part of equity. The Company has elected not to adopt the fair value option of SFAS No. 159.
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

3. Investments
     Prior to the first quarter of 2008, the Company’s investment portfolio was designated as held-to-maturity , and all investments had historically been held until their full maturity. During the first quarter of 2008, the Company sold two investments. Due to the desire to better manage its investment risks in the currently volatile credit markets, the Company now classifies its investments as available-for-sale. Accordingly, the amortized cost for all investment securities was transferred from held-to-maturity to available-for-sale, and the unrealized holding gain at the date of the transfer was reported in other comprehensive income. At the date of the transfer between categories, the amortized cost and unrealized holding gains for all investments were $93.8 million and $321,000, respectively. All investment securities are currently measured at fair value (see Note 7 for additional information).
     During the first quarter of 2008, the Company sold securities prior to their maturity for proceeds of $3.2 million and recorded a realized gain of $23,000. No securities were sold prior to their maturity during the second or third quarters of 2008.
     The following is a summary of available-for-sale investments as of September 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$20,179	$—	$—	$20,179
Corporate debt investments	15,279	8	(261)	15,026
Asset-backed securities	22,289	6	(21)	22,274
Commercial paper	31,193	58	(2)	31,249
Government securities	1,820	—	(8)	1,812
Certificate of deposit	1,000	—	—	1,000

Total investments	91,760	$72	$(292)	91,540
Amounts classified as cash equivalents	(24,665)	(8)	—	(24,673)

Total available-for-sale investments	$67,095	$64	$(292)	$66,867

     The Company concluded that there were no other-than-temporary declines in investments recorded in the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the net unrealized holding losses on available-for-sale securities included in other comprehensive loss totaled $220,000. The investments in an unrealized loss position have a relatively short maturity and the Company has the intent and ability to hold these investments until they recover in value or mature. The deferred tax benefit recorded in other comprehensive loss was fully offset by the valuation allowance the Company recorded for related deferred tax assets.
     The net carrying value and estimated fair value of available-for-sale investments by contractual maturity as of September 30, 2008 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$64,670	$64,463
Due after one year through five years	2,425	2,404

Total	$67,095	$66,867

4. Stock-Based Compensation
     During 2002, the Company adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Company’s Board of Directors. As of September 30, 2008, the Company has reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.

     In March 2007, the Company’s Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2007, the Company had reserved an aggregate of 3,142,452 shares of common stock for issuance under the 2007 Plan. On January 1, 2008, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of the Company’s outstanding common stock as of December 31, 2007, or 985,697 shares. Therefore, as of September 30, 2008, the Company has reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan.
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
     Valuation of Stock-Based Compensation
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option pricing and Lattice option pricing models for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan (the “2007 ESPP”). The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.
     Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. Effective April 1, 2008, the Company adjusted its estimated forfeiture rate from 15% to 20% per annum for options and from 10% to 14% per annum for restricted stock grants. The Company relies on historical experience of employee turnover to estimate its expected forfeitures.
     The following are the weighted-average assumptions and fair values used in the Black Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and employee stock purchases under the 2007 ESPP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options:
Average risk-free interest rate	3.4%	4.3%	3.2%	4.6%
Expected dividend yield	—%	—%	—%	—%
Expected useful life (years)	6.25	6.25	6.25	6.25
Expected volatility	62.7%	71.1%	64.0%	74.9%
Weighted-average fair value per grant	$4.20	$6.80	$4.22	$8.68

Employee stock purchase plan:
Average risk-free interest rate	1.9%	—	2.3%	—
Expected dividend yield	—	—	—%	—
Expected useful life (years)	0.25	—	0.34	—
Expected volatility	52.6%	—	56.1%	—
Weighted-average fair value per purchase	$1.91	—	$1.71	—
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
     For stock options granted under the 2002 Plan and the 2007 Plan, given the Company’s limited historical stock data from its IPO in March 2007, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s historical volatility from its IPO to the respective grant date and an average of the Company’s peer group historical volatility consistent with the expected life of the option. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
     For purchases under the 2007 ESPP, the Company uses its historical volatility since the Company has historical data available since its IPO consistent with the expected useful life.
     During the third quarter of 2008, the Company granted an option to purchase 99,924 shares of common stock to its new Chief Executive Officer. The options vest based on the price of the Company's common stock achieving certain levels. The Lattice option pricing model was used for the valuation of this option because the valuation of this award cannot be reasonably estimated using the Black-Scholes option pricing model. The weighted-average assumptions using the Lattice option pricing model included a volatility of 65%, an average risk-free interest rate of 3.5%, a dividend yield of 0% and a strike price of $6.77.
     If the Company had made different assumptions about the stock price volatility rates, expected useful life, expected forfeitures and other assumptions, the related compensation expense and net income could have been significantly different.
     The following table summarizes compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product cost of revenue	$11	$11	$27	$16
Services cost of revenue	34	38	66	50

Stock-based compensation expense included in cost of revenue	45	49	93	66

Research and development	202	88	543	257
Sales and marketing	375	300	1,017	755
General and administrative	945	282	1,717	833

Stock-based compensation expense included in operating expenses	1,522	670	3,277	1,845

Total stock-based compensation expense	$1,567	$719	$3,370	$1,911

Stock Options
     The following table summarizes stock option activity under the plans for the nine months ended September 30, 2008 (in thousands, except share and per share data):

			Weighted-	Aggregate
	Number of	Range of	Average	Intrinsic
	Shares	Exercise Prices	Exercise Price	Value
Outstanding at December 31, 2007	3,063,588	$0.24 to 15.49	$4.05	$15,266
Granted	1,156,593	5.97 to 8.00	6.83
Exercised	(674,063)	0.24 to 6.47	1.25
Forfeited	(228,203)	1.14 to 13.10	7.91

Outstanding at September 30, 2008	3,317,915	$0.24 to 15.49	$5.32	$9,151

Vested and exercisable at September 30, 2008	1,727,067	$0.24 to 15.49	$3.34	$8,061

Vested and expected to vest at September 30, 2008	2,663,979		$4.79	$8,670

     The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$0.24 to 1.14	862,985	$0.62	4.96	862,985	$0.62
$1.62 to 6.47	900,963	3.92	7.29	529,917	2.95
$6.73 to 8.00	849,924	6.94	9.58	—	—
$9.48 to 15.49	704,043	10.93	7.82	334,165	11.00

	3,317,915	$5.32	7.38	1,727,067	$3.34

     The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2008 and 2007 was $4.2 million and $1.5 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance, change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, the Company recognized compensation expense of $736,000 and $626,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of September 30, 2008 was $4.9 million, which will be recognized over a weighted average period of 3.09 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the nine months ended September 30, 2008:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2007	295,680	$10.56
Granted	524,550	6.72
Restrictions Lapsed	(140,221)	9.55
Forfeited	(7,750)	9.59

Unvested at September 30, 2008	672,259	$7.78

     Restricted stock awards are generally subject to service-based vesting provisions; however, in some instances, awards contain provisions for acceleration of vesting upon performance, change in control and in certain other circumstances. The compensation expense associated with these awards is evaluated on a quarterly basis based upon various restrictions. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock awards lapse over a period of 6 to 60 months.
     The fair value of the unvested restricted stock awards is measured using the closing price of the Company’s stock on the date of grant, or the estimated fair value of the common stock if granted prior to the Company’s IPO. The total compensation expense related to restricted stock awards for the three months ended September 30, 2008 and 2007 was $794,000 and $93,000, respectively, and $1.6 million and $431,000 for the nine months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, there was $3.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.68 years.
Employee Stock Purchase Plan
     On October 3, 2007, the stockholders of the Company approved the 2007 ESPP that had previously been approved by the Company’s Board of Directors. The Company adopted the 2007 ESPP to provide a means by which the Company’s employees, and employees of any parent or subsidiary of the Company as may be designated by the Board of Directors, will be given an opportunity to purchase shares of the Company’s common stock. The 2007 ESPP allows eligible employees to purchase the Company’s common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. The Compensation Committee of the Company’s Board of Directors administers the 2007 ESPP. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2007 ESPP. During the nine months ended September 30, 2008, an aggregate of 50,796 shares were purchased under the 2007 ESPP for a total of $264,000. For the three months and nine months ended September 30, 2008, the Company recognized $37,000 and $107,000, respectively, of compensation expense related to the 2007 ESPP.
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
     The calculation of basic and diluted net loss per share for the three months and nine months ended September 30, 2008 and 2007 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net loss attributable to common stockholders	$(1,719)	$(2,844)	$(8,339)	$(7,299)

Denominator:
Weighted-average shares of common stock outstanding	25,698,879	24,218,634	25,208,404	19,027,750

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.07)	$(0.12)	$(0.33)	$(0.38)

     Basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations. If the Company’s outstanding options, warrants and unvested restricted stock were exercised or converted into common stock, the result would be anti-dilutive.

     The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30,
	2008	2007
Options to purchase common stock	3,317,915	3,313,532
Shares of common stock into which outstanding warrants are convertible	—	36,944
Unvested shares of restricted common stock	—	12,315

Total	3,317,915	3,362,791

6. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Net loss	$(1,719)	(8,339)
Comprehensive income (loss):
Change in net unrealized loss on investments	(260)	(220)
Change in cumulative translation adjustment	1	1

Total comprehensive income (loss)	$(1,978)	$(8,558)

     There was no comprehensive income or loss for the three months and nine months ended September 30, 2007.
7. Fair Value Measurement
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

     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$20,179	$20,179	$—	$—
Corporate debt investments	15,026	—	15,026	—
Asset-backed securities	22,274	—	22,274	—
Commercial paper	31,249	—	31,249	—
Government securities	1,812	—	1,812	—
Certificate of deposit	1,000	—	1,000	—

Total cash equivalents and investments	91,540	$20,179	$71,361	$—

Cash	3,926

Total cash, cash equivalents and investments	$95,466

8. Business and Geographic Segment Information
     The Company manages its operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments. Revenues by geographic area for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$16,433	$11,415	$37,456	$27,981
All foreign countries	3,856	3,391	12,502	8,540

Consolidated total	$20,289	$14,806	$49,958	$36,521

     For the three months ended September 30, 2008, the Company had two significant customers that accounted for 34% of total revenue. For the three months ended September 30, 2007, the Company had one significant customer that accounted for 15% of total revenue. For the nine months ended September 30, 2008 and 2007, the Company had one significant customer that accounted for 13% and 10% of total revenue, respectively. Each of the significant customers is a reseller of the Company’s products.
     As of September 30, 2008, approximately 35% of the Company’s accounts receivable was due from two customers, both of which are resellers.
9. Legal Proceedings
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
     On July 16, 2008, the Court granted the parties’ motion to amend the Court’s prior scheduling order to provide the parties with an opportunity to conduct a mediation. The initial meeting with the mediator took place on October 17, 2008.
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
10. Commitments and Contingencies
     The Company purchases components for its products from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by the Company. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, a portion of the Company’s reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of September 30, 2008, the Company had total purchase commitments for inventory of approximately $4.4 million due within the next 12 months.
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
11. Change in Management
     On February 27, 2008, the Company and E. Wayne Jackson III, the Company’s Chief Executive Officer at that time, elected not to renew the term of the Employment Agreement, dated as of May 6, 2002, by and between Mr. Jackson and the Company, which was originally scheduled to expire at the close of business on May 5, 2008. Mr. Jackson continued to serve as Chief Executive Officer during a transition period until his successor was named. In June 2008, the Company announced that John C. Burris, a director of the Company since March 2008, would assume the role of Chief Executive Officer effective as of July 14, 2008. On July 14, 2008, Mr. Jackson resigned as an executive officer and director of the Company, and Mr. Burris commenced his employment with the Company as its Chief Executive Officer.
     The Company accrued $316,000 in the first quarter of 2008 related to severance and benefits as outlined under a transition agreement with Mr. Jackson. In the third quarter of 2008, the Company recognized stock-based compensation expense of $449,000 related to the accelerated vesting of Mr. Jackson’s unvested equity awards on July 14, 2008.

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
Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2008 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
Overview
     We are a leading provider of Enterprise Threat Management, or ETM, solutions for information technology infrastructures of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail, and telecommunications) and federal and state government organizations. The Sourcefire 3D® System—comprised of multiple Sourcefire hardware and software product offerings—provides a comprehensive, intelligent network defense that unifies intrusion prevention system, or IPS, network behavior analysis, or NBA, network access control, or NAC, and vulnerability assessment, or VA, solutions under a common management framework. This ETM approach equips our customers with an efficient and effective layered security defense—protecting computer network assets before, during and after an attack.
     We sell our network security solutions to a diverse customer base that includes 28 of the Fortune 100 and over half of the 30 largest U.S. government agencies. We also manage two of the security industry’s leading open source initiatives, Snort and ClamAV.

Key Financial Metrics and Trends
     Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending of our customers, and the financial condition of our customers and the industries and geographic areas that we serve. During the third quarter of 2008, certain of the industries and geographic areas that we serve experienced weakness as macroeconomic conditions, credit market conditions, and levels of business confidence and activity deteriorated. We are continuing to monitor these factors and their potential effect on our customers and on us. A severe or prolonged economic downturn could affect our customers’ financial condition and the levels of business activity. This could reduce demand and depress pricing for our products and services, which could have a material adverse effect on our results of operations or financial condition. We evaluate our performance on the basis of several performance indicators, including pricing and discounts, revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods.
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
     Product sales are typically recognized as revenue at shipment of the product to the customer, whether sold directly or through resellers. For sales made through distributors, we do not recognize revenue until we receive a monthly sales report indicating the product volume sold to end user customers. We recognize revenue from services when the services are performed. For technical support services, we recognize revenue ratably over the term of the support arrangement, which is generally 12 months. Our support agreements generally provide for payment in advance and automatic renewals as evidenced by customer payment.
     We sell our network security solutions globally. However, 75% and 77% of our revenue for the nine months ended September 30, 2008 and 2007, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel will increase in amount and as a percentage of total revenue as we expand our relationships with third-party distributors.
     Historically, our product revenue has been seasonal, with a significant portion of our total product revenue in recent fiscal years generated in the fourth quarter. For 2008, we continue to expect a significant portion of our total revenue in the fourth quarter but do not expect that fourth quarter revenue will represent as great a percentage of total revenue as in past years. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and quarterly comparisons. Revenue from our government customers has occasionally been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Notwithstanding these general seasonal patterns, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future.

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
Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs and, in the limited instance where we lease our network security solutions to our customers, depreciation and amortization. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, unit hardware costs have remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and associated overhead expenses, such as occupancy costs and fringe benefits costs, as part of managing our outsourced manufacturing process. These costs are included as a component of our cost of product revenue.
     Cost of services revenue includes the direct labor costs of our employees and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs. Additionally, we include in cost of services revenue an allocation of overhead expenses such as occupancy costs, fringe benefits and supplies, as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty. As our customer base continues to grow, we anticipate incurring an increasing amount of these service and repair costs, as well as costs for additional personnel to support and service our customers.
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
     We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the foreseeable future, but should decline as a percentage of total revenue as we expect to grow our revenues more rapidly than our research and development expenditures.
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
     Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $1.6 million and $719,000 for the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively. We use the Black-Scholes option pricing and Lattice option pricing models to estimate the fair value of granted stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Products	$12,661	$9,403	$3,258	35%	$28,189	$21,103	$7,086	34%
Percentage of total revenue	62%	64%			56%	58%
Technical support and professional services	7,628	5,403	2,225	41%	21,769	15,418	6,351	41%
Percentage of total revenue	38%	36%			44%	42%

Total revenue	$20,289	$14,806	$5,483	37%	$49,958	$36,521	$13,437	37%

     The increase in our product revenue during the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007, was mostly driven by higher demand for our sensor products, primarily our enterprise class 3D products. For the three months ended September 30, 2008, sensor product revenue increased $2.9 million over the prior-year quarter, which included a $1.1 million increase in our enterprise class 3D products. For the nine months ended September 30, 2008, sensor product revenue increased $6.3 million over the prior year, which included a $3.6 million increase in our enterprise class 3D products. The increase in our services revenue for the three months and nine months ended September 30, 2008 resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as support renewals by our existing customers.

     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Products	$3,585	$2,665	$920	35%	$8,061	$5,809	$2,252	39%
Percentage of total revenue	18%	18%			16%	16%
Technical support and professional services	1,345	800	545	68%	3,583	2,277	1,306	57%
Percentage of total revenue	7%	5%			7%	6%

Total cost of revenue	$4,930	$3,465	$1,465	42%	$11,644	$8,086	$3,558	44%

Percentage of total revenue	24%	23%			23%	22%
     For the three months and nine months ended September 30, 2008, the increase in product cost of revenue was driven primarily by higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers. We did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue. The increase in our services cost of revenue for the three months and nine months ended September 30, 2008 was attributable to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Products	$9,076	$6,738	$2,338	35%	$20,128	$15,294	$4,834	32%
Percentage of total revenue	45%	46%			40%	42%
Technical support and professional services	6,283	4,603	1,680	36%	18,186	13,141	5,045	38%
Percentage of total revenue	31%	31%			36%	36%

Total gross profit	$15,359	$11,341	$4,018	35%	$38,314	$28,435	$9,879	35%

Percentage of total revenue	76%	77%			77%	78%
     Gross profit as a percentage of total revenue for the three months and nine months ended September 30, 2008, as compared to the prior-year periods, remained relatively flat for services revenue. Gross profit as a percentage of total revenue for products for the three months and nine months ended September 30, 2008 decreased slightly, primarily due to the product mix sold being weighted more toward lower margin products and increased write-offs of our evaluation units.
     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Research and development	$3,267	$2,895	$372	13%	$9,525	$8,076	$1,449	18%
Percentage of total revenue	16%	20%			19%	22%
Sales and marketing	8,655	6,746	1,909	28%	23,834	18,563	5,271	28%
Percentage of total revenue	43%	46%			48%	51%
General and administrative	4,984	2,540	2,444	96%	13,929	7,288	6,641	91%
Percentage of total revenue	24%	16%			28%	20%
Depreciation and amortization	775	427	348	81%	1,852	1,177	675	57%
Percentage of total revenue	4%	3%			4%	3%
In-process research and development	—	2,947	(2,947)	(100)%	—	2,947	(2,947)	(100)%
Percentage of total revenue	—%	20%			—%	8%

Total operating expenses	$17,681	$15,555	$2,126	14%	$49,140	$38,051	$11,089	29%

Percentage of total revenue	87%	105%			99%	104%

     Research and development expenses for the three months ended September 30, 2008 increased over the prior-year quarter, primarily due to an increase in salaries, incentive compensation, benefits and occupancy overhead expenses of $298,000 and an increase in stock-based compensation expense of $114,000, partially offset by a decrease of $82,000 in consulting fees. For the nine months ended September 30, 2008, research and development expenses increased over the prior year, primarily due to an increase in salaries, incentive compensation, benefits and occupancy overhead expenses of $1.3 million and an increase in stock-based compensation expense of $286,000, partially offset by a decrease of $168,000 in consulting fees. These increased expenses resulted from the hiring of additional personnel in our research and development department to support the release of updates and enhancements to our 3D products.
     Sales and marketing expenses for the three months ended September 30, 2008 increased over the prior-year quarter, primarily due to an increase of $1.8 million in salary, commissions and incentive compensation and benefit expenses as a result of additional sales and marketing personnel and increased revenue, an increase of $178,000 in travel and travel-related expenses and an increase of $75,000 in stock-based compensation expense. For the nine months ended September 30, 2008, sales and marketing expenses increased over the prior-year period, primarily due to an increase of $4.1 million in salary, commissions and incentive compensation and benefit expenses as a result of additional sales and marketing personnel and increased revenue, an increase of $537,000 in travel and travel-related expenses, an increase of $298,000 in advertising, promotion, partner-marketing programs and trade show expenses in support of our network security solutions and an increase of $262,000 in stock-based compensation expense.
     General and administrative expenses for the three months ended September 30, 2008 increased over the prior-year quarter, primarily due to an increase of $867,000 in professional fees related to legal, audit, tax and regulatory compliance, an increase of $699,000 in salaries, incentive compensation and benefit expenses for personnel hired in our accounting, information technology, human resources and legal departments, stock-based compensation expense of $449,000 for the acceleration of vesting of equity awards for our former CEO and an additional increase of $214,000 in stock-based compensation expense. For the nine months ended September 30, 2008, general and administrative expenses increased over the prior-year period, primarily due to an increase of $2.5 million in corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance, an increase of $1.6 million in salaries, incentive compensation and benefit expenses for personnel hired in our accounting, information technology, human resources and legal departments, costs associated with our CEO transition of $742,000, an increase of $267,000 in director attendance, retainer and other board-related fees, stock-based compensation expense of $449,000 for the acceleration of vesting of equity awards for our former CEO and an additional increase of $435,000 in stock-based compensation expense.
     Depreciation and amortization expense for the three months and nine months ended September 30, 2008 increased over the comparable prior-year periods, primarily due to the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired since September 30, 2007, as well as the depreciation associated with our new ERP system.
     In-process research and development for the three months and nine months ended September 30, 2007 was attributable to the August 2007 acquisition of certain assets of ClamAV for which technological feasibility had not yet been reached and no alternative future use existed.
     Other income, net and income tax expense. The following table shows our other income, net and income tax expense (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	$	%	2008	2007	$	%
Other income, net	$642	$1,420	$(778)	(55)%	$2,627	$3,307	$(680)	(21)%
Percentage of total revenue	3%	10%			5%	9%
Income tax expense	$39	$50	$(11)	(22)%	$140	$120	$20	17%
Percentage of total revenue	0%	0%			0%	0%

     Other income, net for the three months and nine months ended September 30, 2008 decreased over the prior-year period, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash balances.
     We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2008, our deferred tax assets were fully reserved, except for a $53,000 benefit expected to be available to offset foreign tax liabilities in the future. As of September 30, 2007, our net deferred tax assets were fully reserved. The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 relates to foreign income taxes.
     Seasonality
     Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the Federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. We have historically generated a significant portion of our product revenue in the fourth quarter due to increased activity in Europe, coupled with North American enterprise customers who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases. For 2008, we continue to expect a significant portion of our revenue in the fourth quarter but do not expect that fourth quarter revenue will represent as great a percentage of total revenue as in past years. The timing of these transactions could materially affect our quarterly or annual product revenue.
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
Liquidity and Capital Resources
Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash and cash equivalents:
Used in operating activities	$(7,634)	$(666)
Provided by (used in) investing activities	2,190	(68,970)
Provided by financing activities	972	83,824

(Decrease) increase	(4,472)	14,188
Net cash at beginning of period	33,071	13,029

Net cash at end of period	28,599	27,217
Investments	66,867	76,120

Total cash, cash equivalents and investments	$95,466	$103,337

     Operating Activities. Cash used in operating activities for the nine months ended September 30, 2008 is the result of our net loss of $8.3 million adjusted for $4.4 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $3.7 million. The decrease of $7.0 million in net cash provided by operating activities for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to an increase in our net loss, the write-off of acquired in-process research and development costs in 2007 and changes in our operating assets and liabilities, offset partially by an increase in stock-based compensation expense. Receivables increased $6.3 million primarily as a result of increased revenue and delayed customer billings during the implementation of our ERP system.

     Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2008 was primarily the result of maturities and sales of investments of $80.9 million, offset by purchases of investments of $73.1 million and capital expenditures of $5.6 million. Capital expenditures includes $2.7 million of capitalized costs associated with the implementation of our new ERP system. The increase of $71.2 million in net cash provided by investing activities during the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to maturities and sales of investments.
     Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2008 was primarily the result of proceeds from employee stock-based plans. The decrease of $82.9 million in net cash provided by financing activities during the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to the $86.2 million in net cash proceeds of our IPO that closed in the first quarter of 2007.
Liquidity Requirements
     We manufacture our products through contract manufacturers and other third parties. This approach provides us with the advantage of relatively low capital investment and significant flexibility in scheduling production and managing inventory levels. The majority of our products are delivered to our customers directly from our contract manufacturers. Accordingly, our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped. By leasing our office facilities, we also minimize the cash needed for expansion. Our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific test equipment.
     Our short-term liquidity requirements through September 30, 2009 consist primarily of the funding of working capital requirements and capital expenditures and expenses for the ongoing implementation of our new ERP system. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of September 30, 2008, we had cash, cash equivalents and investments of $95.5 million and working capital of $96.0 million.
     As described above, our product sales are, and are expected to continue to be, highly seasonal. We believe that our current cash reserves are sufficient for any short-term needs arising from the seasonality of our business.
     Our long-term liquidity requirements consist primarily of obligations under our operating leases and purchase commitments. We expect to meet these long-term requirements primarily through cash flow from operations.
     In addition, we may utilize cash resources, equity financing or debt financing to fund acquisitions or investments in complementary businesses, technologies or product lines.
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of September 30, 2008 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years
Capital Leases	$51	$47	$4	$—
Operating Leases	3,578	1,678	1,737	163
Purchase Commitments(1)	4,396	4,396	—	—

(1)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of September 30, 2008, we had total purchase commitments for inventory of approximately $4.4 million.

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
     Pursuant to SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing and Lattice option pricing models, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.
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

     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2008, and December 31, 2007, our deferred tax assets were fully reserved except for foreign deferred tax assets of $53,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. We recorded a provision for income taxes of $140,000 and $120,000 for the nine months ended September 30, 2008 and 2007, respectively, related to foreign income taxes.
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
Interest Rate Sensitivity
     We had cash, cash equivalents and investments totaling approximately $95.5 million at September 30, 2008. The cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Credit Market Risk
     We invest our cash in accordance with an established internal policy and in investments, comprised of money market funds, corporate debt investments, asset-backed securities and commercial paper, that historically have been highly liquid and matured at their full par value. However, as a result of the recent adverse conditions in the global credit markets, there is a risk that we may incur other-than-temporary impairment charges.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of Sourcefire’s Disclosure Controls and Internal Controls. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2008, we substantially completed the implementation of the first phase of a new enterprise resource planning, or ERP, system, based on a suite of application software developed by Oracle Corporation. As part of the implementation, we migrated our legacy financial, human resources and order fulfillment systems to the new platform. The implementation of the ERP system represents a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a discussion of pending legal proceedings, see Note 9, Legal Proceedings, in the Notes to the Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
Economic, market and political conditions may adversely affect our revenue and results of operations.
     Our business depends significantly on a range of factors that are beyond our control. These include:
•	general economic and business conditions;

•	the overall demand for network security products and services; and

•	constraints on budgets and changes in spending priorities of corporations and government agencies.
     The recent, significant weakening of the economy in the United States and of the global economy, the lack of availability of credit as a result of the adverse conditions in the global credit markets, the resulting reduction in business confidence and activity, or other factors that affect one or more of the industries to which we sell our products and services, could delay and decrease customer purchases, which could adversely affect our revenue and results of operations. For example, the substantial decline in the operating performance of financial institutions that is associated with problems in the financial industry could cause our current or potential financial institution customers to delay or forego purchases of our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. Similarly, a reduction in the budgets or spending priorities of government agencies could adversely affect our revenue and results of operations.
     These same factors also could adversely affect the financial condition of our resellers and distributors, which could affect their ability to market our product and service offerings, or the financial condition of our product manufacturers, which could affect their ability to manufacture our products. Any disruption in the marketing of our product and service offerings by our resellers and distributors, or in the manufacturing of our products by our product manufacturers, could adversely affect our revenue and results of operations.
We are in the process of implementing a new enterprise resource planning system and any material disruption or problem with the implementation or operation of this system may result in disruption to our business, operating processes and internal controls.
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
     We finalized the implementation of the financial, human resources and order fulfillment components of the ERP system in the third quarter of 2008 and expect to add additional functionality in subsequent periods. We cannot assure you that the system will work as we currently intend.

Any material disruption or similar problems with the implementation or operation of this ERP system could have a material negative effect on our business and results of operations. In addition, if our information system resources are inadequate, we may be required to undertake costly modifications and the growth of our business could be harmed.
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
     We are continuing the challenging process of compiling the system and processing documentation before we perform the evaluation needed to comply with Section 404. We are also implementing a new enterprise resource planning system in an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business. We completed implementation of certain components of the ERP system in the third quarter of 2008, which has required additional modifications of our internal controls in order to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses, or significant deficiencies that in the aggregate constitute one or more material weaknesses, in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock. Failure to comply with these rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.
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
     We have incurred operating losses each year since our inception in 2001. Our net loss was approximately $8.3 million and $6.4 million for the nine months ended September 30, 2008 and 2007, respectively. Our accumulated deficit as of September 30, 2008 is approximately $52.9 million. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods.

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
     Our operating results have historically varied significantly from period to period, and we expect that they will continue to do so as a result of a number of factors, most of which are outside of our control, including:
•	the budgeting cycles, internal approval requirements and funding available to our existing and prospective customers for the purchase of network security products;

•	the timing, size and contract terms of orders received, which have historically been highest in the fourth quarter, but may fluctuate seasonally in different ways;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	the level of demand for products sold by original equipment manufacturers, or OEMs, resellers and distributors that incorporate and resell our technologies;

•	the market acceptance of open-source software solutions;

•	the announcement or introduction of new product offerings by us or our competitors, and the levels of anticipation and market acceptance of those products;

•	price competition;

•	general economic conditions, both domestically and in our foreign markets;

•	the product mix of our sales; and

•	the timing of revenue recognition for our sales.
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
     In the nine months ended September 30, 2008 and 2007, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue for each respective period. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
     We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. No single customer contributed greater than 10% of our recurring maintenance and support revenues in the nine months ended September 30, 2008. If customers choose not to continue their maintenance service, our revenue may decline.

If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.
     Contracts with the U.S. federal and state and other national and state government agencies accounted for 21% and 12% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively. Our reliance on government customers subjects us to a number of risks, including:
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
     We market and sell our software in North America, South America, Europe, Asia and Australia, and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 25% and 23% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
     Our products are distributed with software programs licensed to us by third party authors under “open source” licenses, which may include the GPL, the GNU Lesser Public License, or LGPL, the BSD License and the Apache License. These open source software programs include, without limitation, Snort®, ClamAV®, Linux, Apache, Openssl, Etheral, IPTables, Tcpdump and Tripwire. These third party open source programs are typically licensed to us for a minimal fee or no fee at all, and the underlying license agreements generally require us to make available to the open source user community the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third party open source software programs. With the exception of Snort and ClamAV, we have not created any modifications or derivative works to any other open source software programs referenced above. We regularly release updates and upgrades to the Snort and ClamAV software programs under the terms and conditions of the GNU GPL version 2.
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
     We rely primarily on copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. As of the date hereof, we have four patents issued and 32 applications pending for examination in the U.S. and foreign jurisdictions. We also hold numerous registered United States and foreign trademarks and have a number of trademark applications pending in the United States and in foreign jurisdictions. Valid patents may not be issued from pending applications, and the claims allowed on any patents may not be sufficiently broad to protect our technology or products. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate protection or competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technologies or products is difficult. Our products incorporate open source Snort and ClamAV software, which is readily available to the public.

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
     The application of patent law to the software industry is particularly uncertain, as the U.S. Patent and Trademark Office, or PTO, has only recently begun to issue software patents in large numbers, and there is a backlog of software-related patent applications pending that claim inventions whose priority dates may pre-date development of our own proprietary technology. As a general matter, until the PTO issues a patent to an applicant, there can be no way to determine whether a product (or any of its components) will infringe a pending patent. In addition, the large number of patents in the Internet, networking, security and software fields may make it impractical to determine in advance whether a product (or any of its components) infringe the patent rights of others. Notwithstanding any such determination by us, we may be subject to claims, with or without merit, that our products infringe on the patent rights of others. It is conceivable that other companies have patents with respect to technology similar to our technology, including RNA and ClamAV. Our RNA technology, which is a new technology for which we have not yet been issued a patent, is the subject of 10 of our 32 pending patent applications which we began filing in 2004. Similarly, while we have not sought to patent the ClamAV technology, which we acquired in August 2007, it competes with the product offerings of third parties who have extensive portfolios of patents in the same broad technology area as our ClamAV technology.

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
Defects, errors or vulnerabilities in our products would harm our reputation and divert resources.
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
     We rely on one manufacturer, Bivio Networks, to build the hardware platform for three models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 27% and 20% of our product revenue for the nine months ended September 30, 2008 and 2007, respectively. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation, which could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.
Our inability to hire or retain key personnel would slow our growth.
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
     Part of our business strategy involves entering into additional agreements with resellers and distributors that permit them to resell our products and service offerings. Revenue resulting from our resellers and distributors accounted for approximately 64% and 55% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, we had two resellers that accounted for 34% of total revenue. For the three months ended September 30, 2007, one reseller accounted for 15% of total revenue. For the nine months ended September 30, 2008 and 2007, we had one reseller that accounted for 13% and 10% of total revenue, respectively. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers or distributors may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business.
If we do not continue to establish and effectively manage our indirect distribution channels, our revenue could decline.
     Our ability to sell our network security software products in new markets and to increase our share of existing markets will be impaired if we fail to expand our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through strategic resellers, system integrators, OEMs and other distributors. We have agreements with third parties for the distribution of our products and we cannot predict the extent to which these companies will be successful in marketing or selling our products. Our agreements with these companies could be terminated on short notice, and they do not prevent these companies from selling the network security software of other companies, including our competitors. Any distributor of our products could give higher priority to other companies’ products or to their own products than they give to ours, which could cause our revenue to decline.
Our inability to effectively manage our expected headcount growth and expansion and our additional obligations as a public company could seriously harm our ability to effectively run our business.
     Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace due to limits on our resources. We have grown from 227 employees at September 30, 2007 to 270 employees at September 30, 2008. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters.
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
     As of November 4, 2008, we had 25,866,705 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market.
     This number also includes an aggregate of approximately 10.8 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our initial public offering, and who may sell such shares at their discretion subject to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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

Anti-takeover provisions in our charter documents and under Delaware law and our recent adoption of a stockholder rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Our amended and restated certificate of incorporation and our amended and restated bylaws, each of which became effective in March 2007 upon completion of our IPO, contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include a classified Board of Directors, a prohibition on actions by written consent of our stockholders, and the ability of our Board of Directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan, which is described below, collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management.
     In October 2008, our Board of Directors adopted a stockholder rights plan, which we refer to as the Rights Plan, and declared a dividend distribution of one preferred share purchase right, or Right, to be paid for each outstanding share of our common stock to stockholders of record as of November 14, 2008. Each Right, when exercisable, will entitle the registered holder to purchase from us one one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock at a purchase price of $30.00, subject to adjustment. The Rights expire on October 30, 2018, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the Rights will not be exercisable and will trade with our common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our common stock. When the Rights become exercisable, our Board of Directors has the right to authorize the issuance of one share of our common stock in exchange for each Right that is then exercisable. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     On September 24, 2008, we entered into a letter agreement with WSR, LLC. E. Wayne Jackson, III, who was our Chief Executive Officer until July 2008, is the sole owner and chief executive officer of WSR, LLC. Under the terms of the agreement, Mr. Jackson will provide consulting and advisory services to us as may be requested from time to time.

The agreement is effective beginning October 1, 2008 and continues through September 30, 2009, unless terminated earlier by either party upon 45 days’ written notice or otherwise in accordance with the terms of the agreement. Under the terms of the agreement, WSR, LLC will be paid a fee of $10,000 per month.
     The above description of the agreement is not complete and is qualified by reference to the full text of the agreement, which is filed as exhibit 10.3 to this Quarterly Report on Form 10-Q.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2008.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial officer)

By:	/s/ Nicholas G. Margarites
Nicholas G. Margarites
Chief Accounting Officer and VP of Finance (principal accounting officer)

Exhibit Index

		Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fourth Amended and Restated Bylaws	10-Q	1-33350	3.2	5/4/2007

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

10.1	Participation Agreement with Thomas M. McDonough under the Sourcefire, Inc. Executive Retention Plan					☑

10.2	Participation Agreement with Thomas M. McDonough under the Sourcefire, Inc. Executive Change in Control Severance Plan					☑

10.3	Consulting Agreement with E. Wayne Jackson III					☑

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☑

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☑

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					☑