Form 10-K
period 2008-12-31
SOURCEFIRE INC
filed 2009-03-16
CIK 1168195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number
1-33350

SOURCEFIRE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	52-2289365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9770 Patuxent Woods Drive Columbia, Maryland (Address of Principal Executive Offices)	21046 (Zip Code)

Registrant’s telephone number, including area code:
(410) 290-1616

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value, including associated Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on the Nasdaq Global Market on such date, was approximately $133.8 million.

As of March 5, 2009, there were outstanding 25,927,183 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2008.

SOURCEFIRE, INC.
Form 10-K

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

FORWARD-LOOKING STATEMENTS

This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and generally can be identified by use of expressions such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “foresee,” “believe,” “estimate,” and similar expressions, as well as statements in future tense. These forward-looking statements include, but are not limited to, the following:

•	expected growth in the markets for network security products;

•	our plans to continue to invest in and develop innovative technology and products for our existing markets and other network security markets;

•	the timing of expected introductions of new or enhanced products;

•	our expectation of growth in our customer base and increasing sales to existing customers;

•	our plans to increase revenue through more relationships with resellers, distributors, managed security service providers, government integrators and other partners;

•	our plans to grow international sales;

•	our plans to acquire and integrate new businesses and technologies;

•	our plans to hire more network security professionals and broaden our knowledge base; and

•	our plans to hire additional sales personnel and the additional revenue we expect them to generate.

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

We operate in an industry in which it is difficult to obtain precise industry and market information. Although we have obtained some industry data from outside sources that we believe to be reliable, in certain cases we have based statements contained in this annual report regarding our industry and our position in the industry on our estimates concerning, among other things, our customers and competitors. These estimates are based on our experience in the industry, conversations with our principal suppliers and customers and our own investigations of market conditions. The statistical data contained in this annual report regarding the network security software industry are our statements, which are based on data we obtained from industry sources.

SOURCEFIRE®, SNORT®, the Sourcefire logo, the Snort and Pig logo, SECURITY FOR THE REAL WORLDtm, SOURCEFIRE DEFENSE CENTERtm, SOURCEFIRE 3D®, RNAtm, RUAtm, ClamAV®, SOURCEFIRE SOLUTIONS NETWORKtm and certain other trademarks and logos are trademarks or registered trademarks of Sourcefire, Inc. in the United States and other countries. This annual report also refers to the products or services of other companies or persons by the trademarks and trade names used and owned by those companies or persons.

PART I

BUSINESS

Item 1.	BUSINESS

Overview

We are a leading provider of Enterprise Threat Management, or ETM, intelligent security infrastructure solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail and telecommunications) and federal and state government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.

Since 2001, Sourcefire has garnered a reputation in the network security industry of being a staunch advocate for open source. Over the years, this has developed into a key competitive distinction for Sourcefire as we now manage two of the security industry’s leading open source initiatives, Snort® and ClamAV®. First published in 1998 by Sourcefire founder and Chief Technology Officer, Martin Roesch, open source Snort has rapidly become the de facto standard for intrusion detection and prevention. With over 225,000 registered users, an increase of more than 30% in 2008, over 3.7 million downloads, and embraced by more than 100 network security providers, more organizations use Snort than any other intrusion prevention system, or IPS, engine in the world. Because of its wide availability, Snort is also the standard technology used in colleges and universities worldwide to teach network security.

Sourcefire embraces open source security as a foundation, but extends that foundation by adding enterprise-class manageability, scalability, and performance. Many Sourcefire 3D System customers, for example, start out using open source Snort, but graduate to Sourcefire’s commercial offerings to gain more efficient and effective network security capabilities. By incorporating open source security as a foundation in Sourcefire’s commercial product offerings, Sourcefire can:

•	Seed the market by offering high-quality, low-cost network security solutions while providing a migration path for customers that require enterprise-class manageability, scalability and performance.

•	Ensure product quality as “many eyes” inspect the open code base that forms the foundation for Sourcefire commercial product offerings.

•	Maximize protection as Snort rules are provided by Sourcefire and a variety of third-party sources, and customers can create their own custom rules and signatures.

•	Embrace a “community” of open source evangelists willing to contribute time and effort in inspecting, evaluating, and ultimately using Sourcefire’s open source security solutions.

Sourcefire sells its network security solutions to a diverse customer base that includes Fortune 1000 companies, Global 500 companies, U.S. government agencies and small and mid-size businesses. For the years ended December 31, 2008, 2007 and 2006, we generated approximately 76%, 75% and 81% of our revenue from customers in the United States and 24%, 25% and 19% from customers outside of the United States, respectively. We have expanded our international and indirect distribution channels and, in the future, we expect to increase sales outside of the United States and to generate an increasing portion of product revenues through resellers, distributors and other partners. We increased our total revenue from $55.9 million in 2007 to $75.7 million in 2008, representing a growth rate of 35%. For the year ended December 31, 2008, product revenue and services revenue represented 60% and 40% of our total revenue, respectively. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments of our business.

Our Industry

According to a third party IT market research firm, Gartner, the security software and network security equipment markets are forecasted to generate $21.7 billion in 2009. Gartner also estimates that our core intrusion prevention market was approximately $913 million in 2008 and is projected to grow to $1.5 billion in 2011, representing a compound annual growth rate of 14%. We expect that demand for IT security solutions will continue to rise as organizations seek to address various growing and evolving security challenges, including:

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

Increasing Risks from Unknown Vulnerabilities.  Vulnerabilities in computer software that are discovered by network attackers before they are discovered by security and software vendors represent a tremendous risk. These uncorrected flaws can leave networks largely defenseless and open to exploitation. According to the Computer Emergency Response Team Coordination Center, or CERT-CC, the trends in the rate of vulnerability disclosure are particularly alarming, with the National Vulnerability Database, or NVD, showing a Common Vulnerabilities and Exposures, or CVE, count of 35,413 in early 2009.

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

Heightened Government and Industry Regulation.  Rapidly growing government regulation mandates compliance with increased requirements for network security, escalating demand for security solutions that both meet compliance requirements and reduce the burden of compliance reporting and enforcement. From regulations which protect personal data such as the Payment Card Industry Data Security Standard, or PCI DSS, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, California’s SB1386 and the Gramm-Leach-Bliley Act, or GLBA, to the Sarbanes-Oxley Act of 2002 for risk management and the Federal Information Security Management Act, or FISMA, designed to protect national defense initiatives, ensuring continuous compliance across multiple regulatory standards can be overwhelming and the costs staggering.

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

Our Products

Sourcefire’s commercial hardware and software products are marketed and sold as components of the Sourcefire 3D System. Our 3D System is comprised of the following hardware and software product offerings:

Sourcefire Defense Center® — The nerve center of the Sourcefire 3D System, Defense Center unifies critical network security functions including event monitoring, correlation, and prioritization with network and user intelligence for forensic analysis, trends analysis, reporting and alerting. Defense Center is highly extensible, providing application programming interfaces, or APIs, to interoperate with a variety of third-party systems, such as firewalls, routers, Security Information Event Management, or SIEMs, trouble ticketing and patch management systems. Using Defense Center, customers can control multiple Sourcefire 3D Sensors from a single management console while aggregating and analyzing security and compliance events from across the organization.

Sourcefire 3D® Sensors — With processing speeds ranging from 5 megabytes per second, or Mbps, to 10 gigabytes per second, or Gbps, Sourcefire 3D Sensors are highly scalable, fault-tolerant appliances responsible for processing Sourcefire IPS, RNA, RUA and NetFlow Analysis software applications. Sourcefire 3D Sensors are available with a variety of copper and fiber interfaces to meet the connectivity needs of virtually any organization.

•	Sourcefire IPS® (Intrusion Prevention System) — Built on the foundation of Snort, Sourcefire IPS uses a rules-based language — a powerful combination of signature-, protocol-, and vulnerability-based inspection methods — to examine network packets for threats. Sourcefire IPS allows users to create, edit, and view detection rules, and full packet payloads are logged for every event so users can see exactly what threatening traffic has been detected. Sourcefire 3D Sensors equipped with Sourcefire IPS software can be placed in passive intrusion detection, or IDS, mode to notify users of incoming threats or in inline IPS mode to block incoming threats.

•	Sourcefire RNAtm (Real-time Network Awareness) — At the heart of the Sourcefire 3D System is RNA, Sourcefire’s network intelligence product that provides persistent visibility into the composition, behavior, topology (the relationship of network components) and risk profile of the network. Network intelligence derived by RNA provides a platform for Defense Center’s automated decision-making and network policy compliance enforcement. The ability to continuously discover characteristics and vulnerabilities of virtually any computing device communicating on a network enables Sourcefire IPS to more precisely identify and block threatening traffic and to more efficiently classify threatening and/or suspicious behavior.

•	Sourcefire RUAtm (Real-time User Awareness) — Sourcefire RUA enables customers to link user identity to security and compliance events. RUA leverages existing investments in Active Directory or Lightweight Directory Access Protocol systems by pairing usernames with host IP addresses involved in security and compliance events. This enables Sourcefire customers to resolve security and compliance events more quickly and easily.

•	Sourcefire NetFlow Analysis — Sourcefire NetFlow Analysis aggregates data from Cisco routers and switches, thus extending the reach of Sourcefire’s network behavior analysis, or NBA, solution to corners of the network where Sourcefire 3D technology has not yet been employed. The combination of RNA and NetFlow data provides customers with the ability to baseline “normal” network traffic across the enterprise, enabling security analysts to detect suspicious deviations, such as worm propagation, from established baselines. Further, the ability to analyze NetFlow also provides network managers with the network usage intelligence required to identify performance bottlenecks and areas of the network where too much bandwidth has been allocated.

Sourcefire Vulnerability Research Team Subscriptions — The Sourcefire Vulnerability Research Team, or VRT, is a team of experienced network security professionals responsible for writing, testing and publishing Snort rules to defend against both known and zero-day exploits. Open source Snort users can either subscribe on an annual basis to the VRT Certified Snort rules for real-time availability or access them at no charge on a 30-day delayed basis. The Certified VRT rules are always available on a real-time basis to Sourcefire commercial IPS customers as part of their customer support agreement.

Our Open Source Projects

In addition to our products, we manage the following open source projects:

Snort® — The traffic inspection engine used in our intrusion prevention system is the open source technology called Snort. Martin Roesch, our founder and Chief Technology Officer, created Snort in 1998 and assigned all of his rights in the software to Sourcefire upon our incorporation. Our employees, including Mr. Roesch, have authored all major components of Snort, and we maintain control over the Snort project, including the principal Snort community forum, Snort.org. Snort, which has rapidly become a de facto industry standard for intrusion prevention, has been downloaded over 3.7 million times. We believe that a majority of the Fortune 100 companies and all of the 30 largest U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. The ubiquitous nature of the Snort user community represents a significant opportunity to sell our proprietary products to customers that require a complete enterprise solution.

ClamAV® — Founded in 2001, and acquired by Sourcefire in 2007, ClamAV is one of the most commonly-used open source anti-malware products in the world. More than one million unique IP addresses download ClamAV updates daily from 124 mirror servers located in 44 countries. Renowned for its speed and accuracy, ClamAV has been adopted by network security solution and service providers worldwide and is currently integrated within leading enterprise solutions to identify deeply embedded threats such as viruses, trojans, spyware, and other forms of malware. Like Snort, ClamAV’s cutting edge security technology is a product of our open source model. In addition to continual innovations to the ClamAV anti-virus engine, the ClamAV core team and ClamAV community deliver daily signature updates to its growing virus database of over 500,000 signatures.

Our Services

In addition to our commercial product offerings and open source projects, we also offer the following services to aid our customers with installing and supporting our ETM solutions:

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

Sourcefire Education & Certification — Sourcefire offers a variety of training programs to help security professionals using Sourcefire commercial or open source security solutions get the most out of their investment. Sourcefire training includes instructor-led and custom classes delivered at various locations around the world, onsite at customer premises, and online. In addition, Sourcefire provides a path for interested candidates to distinguish themselves through a certification program. Certification can be achieved on proprietary Sourcefire products as well as open source Snort, including an expert-level exam for those security professionals who want to obtain certification on both proprietary and open source technologies. Through training and testing, certification provides customers and their employees with an understanding of individual skills and experience with Sourcefire products and Snort.

Our Competitive Strengths

We are a leading provider of intelligence driven, open source network security solutions that enable our customers to protect their computer networks in an effective, efficient and highly automated manner. We apply the

Sourcefire 3D Systems approach — Discover, Determine, Defend — to network security through our comprehensive family of integrated products. Our competitive strengths include:

Comprehensive Network and User Intelligence.  Our innovative network security solution incorporates RNA, which provides persistent visibility into the composition, behavior, topology and risk profile of the network and serves as a platform for automated decision-making and network security policy enforcement. RNA performs passive, or non-disruptive, network discovery. This enables network behavior analysis and real-time compositional cataloging of network assets, including their configuration, thereby significantly increasing the network intelligence available to IT and security administrators. RNA also provides the foundation for Sourcefire’s innovative new Adaptive IPS strategy, which maximizes efficiency and effectiveness of the IPS by ensuring Snort rules are consistently enabled to protect actual network assets present on the protected network. With our RUA offering, Sourcefire is the first network security provider to incorporate user identity as a part of a comprehensive IPS solution. By pairing usernames with host IP addresses, Sourcefire customers can evaluate and mitigate security and compliance events in less time than it takes with an IP address alone.

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

The Open Source Community.  The open source Snort user community, with over 225,000 registered users and over 3.7 million downloads to date, has enabled us to establish a strong market footprint. We believe that a majority of the Fortune 100 companies and all of the 30 largest U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. We believe that the combined user communities of both Snort and ClamAV provide us with significant benefits, including a broad threat awareness network, significant research and development leverage, and a large pool of security experts that are skilled in the use of our technologies. These communities enable us to more cost-effectively test new algorithms and concepts on a vast number of diverse networks and significantly expedite the process of product innovation. We believe that the broad acceptance of Snort and ClamAV makes us one of the most trusted sources of network security solutions.

Leading-Edge Performance.  Our solutions are built to maintain high performance across the network while also providing high levels of network security. Specifically, our solutions have the ability to process up to 10 Gbps of traffic with latency as low as 100 microseconds. Our IPS technology incorporates advanced traffic processing functionality, including packet acquisition, protocol normalization and target-based traffic inspection, which yields increased inspection precision and efficiency and enables more granular inspection of network traffic. The Defense Center supports event loads as high as 1,300 events per second, which we believe meets or exceeds the requirements of the most demanding enterprise customers.

Security Industry Intelligence.  The Sourcefire VRT is a group of leading edge network security experts who proactively discover, assess and respond to the latest trends in hacking activities, intrusion attempts and vulnerabilities. Some of the most renowned security professionals in the industry, including the authors of several standard security reference books, are members of the Sourcefire VRT. This team is also supported by the vast resources of the open source Snort and ClamAV communities, making it the largest group dedicated to advances in the network security industry. The VRT’s research and insights into network security are published on http://vrt-sourcefire.blogspot.com.

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

Our Growth Strategy

Our goal is to become the preeminent provider of open source and commercial network security solutions on a global basis by:

•	Accelerating our leadership in network security solutions; Continuing to develop innovative network security technology; Evaluating selective adjacent market technologies for partnering or potential acquisition. We intend to maintain and enhance our technological leadership position in network security. We will continue to invest significantly in internal development and product enhancements and to recruit, train develop and retain experienced network security professionals to broaden our proprietary knowledge base. We believe that our platform is capable of expanding into new markets such as security for virtualized environments, data leakage prevention , or DLP, log and security management, network security monitoring, or NSM, next generation firewalls, network behavior analysis, and compliance management and, over time, we expect to penetrate these markets with innovative products and technologies. By leveraging the intelligence from the open source community we believe that we have more visibility into threats worldwide, and we believe that we will be able to continue our leadership position providing users access to the latest information on current threats and ways to protect their organizations against them.

•	Evolving our go-to-market strategy into a more leveraged model by expanding relationships with resellers, distributors, MSSPs and government integrators. We intend to expand our indirect sales channel, both internationally and domestically. We also intend to utilize our relationships with managed security service providers, or MSSPs, such as Symantec, BT Counterpane, SecureWorks and VeriSign to derive incremental revenue. In 2008, we generated approximately 21% of our revenue from governmental organizations and, in the future, we believe we will generate an increasing amount of revenue from government integrators who resell our products to government agencies.

Awards and Certifications

We received numerous industry awards and certifications since January 1, 2008, including:

•	Gartner Magic Quadrant. In January 2008, Sourcefire announced it was recognized by Gartner, Inc. as being a “Leader” in the Magic Quadrant for Network Intrusion Prevention System Appliances report.

•	‘Readers Trust Award’ by Network Products Guide. The Sourcefire 3D System was awarded the 2008 Best Products and Services Award in the Best in Network Security Solutions category.

•	‘Product Innovation Award’ by Network Products Guide. The Sourcefire 3D System won Network Products Guide’s 2008 Product Innovation Award in Enterprise Threat Management.

•	InfoWorld’s Bossie (Best of Open Source Software) Award. Snort with BASE rated Best of Open Source Security — Network Intrusion Detection.

•	SC Magazine Awards Europe. Sourcefire won the Product Award category for “Best Network Security” for Snort from the SC Magazine Awards 2008 Europe.

•	eWeek’s 100 Most Influential People in IT. Sourcefire CTO and Founder, Martin Roesch, is #61 on the top 100 list of most influential people in IT in 2008 assembled by eWEEK, CIO Insight, and Baseline.

•	‘2008 Hot Company’ by Network Products Guide. Sourcefire was recognized for its growth, the Sourcefire 3D System 4.7, Sourcefire 3D9800 Sensor (the industry’s first 10 gigabit IPS), and Sourcefire RUA.

•	Tomorrow’s Technology Today Award Winner. Sourcefire won this award based on the ability of Sourcefire RUA to make a positive impact on security in today’s highly sophisticated and blended attacks environment.

•	New and maintained ICSA Labs certifications. Sourcefire maintained its existing Network IPS certification and achieved new PCI DSS certification with ICSA Labs.

Customers

We provide products and services to a variety of end users worldwide. Our customers represent a broad spectrum of organizations within diverse sectors, including some of the world’s largest financial institutions, defense contractors, health care providers, IT companies, telecommunication companies and retailers, as well as U.S. and other national, state and local government agencies. Through December 31, 2008, over 2,100 customers have purchased our products and services. We view our primary customers as enterprises generally having annual revenue exceeding $500 million, though we are increasingly pursuing the sale of products and services to the mid-tier market, targeting organizations with annual revenue ranging from $250-$500 million.

For the year ended December 31, 2008, a federal reseller, immixGroup, accounted for 11% of total revenue. For the each of the years ended December 31, 2007 and 2006, no single customer accounted for over 10% of our revenues.

Sales and Marketing

We market and sell our appliances, software and services directly to our customers through our direct sales organization and indirectly through our resellers, distributors, MSSPs, government integrators and other partners.

Sales.  Our sales organization is organized into two geographic regions: North America and International. The North America sales force was divided into four groups: East, West, Federal and Mid-Tier. We maintain sales offices in Columbia, Maryland; Vienna, Virginia; Livonia, Michigan; Wokingham, United Kingdom; Tokyo, Japan; Singapore; Munich, Germany; Courbevoie Cedex, France; Hoofddorp, The Netherlands; Stockholm, Sweden; and Espoo, Finland. Our sales personnel are responsible for market development, including managing our relationships with resellers and distributors, assisting them in winning and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. We are also investing in the capacity of our international sales and channel personnel who will provide expanded levels of support to regions throughout Europe, Latin America, and the Asia/Pacific region.

Each sales organization is supported by experienced security engineers who are responsible for providing pre-sales technical support and technical training for the sales team and for our resellers, distributors and other partners. All of our sales personnel are responsible for lead follow-up and account management. Our sales personnel have quota requirements and are compensated with a combination of base salary and earned commissions.

Our indirect sales channel, comprised primarily of resellers and distributors, is supported by our sales force, including dedicated channel managers, with substantial experience in selling network security products to, and through, resellers and distributors. We maintain a broad network of value-added resellers throughout the United States and Canada, and distributors in Europe, Latin America and Asia/Pacific. Our arrangements with our resellers are non-exclusive, generally cover all of our products and services, and provide for appropriate discounts based on a variety of factors, including their transaction volume. These agreements are generally terminable at will by either party by providing the other party at least 90 days written notice. Our arrangements with distributors also are non-exclusive, are generally territory-specific, and provide discounts generally based upon the annual volume of their orders. We also provide our resellers and distributors with marketing assistance, technical training, and support.

Strategic Relationships.  We have established commercial relationships with several MSSPs, including Symantec, BT Counterpane, SecureWorks and VeriSign, to provide alternative distribution channels for our products.

Marketing.  Our marketing activities consist primarily of product marketing, product management and sales support programs. Marketing also includes advertising, our corporate website, trade shows, direct marketing and public relations. Our marketing program is designed to build the Sourcefire, Snort and ClamAV brands, increase customer awareness, generate leads and communicate our product advantages. We also use our marketing program to support the sale of our products through new channels and to new markets.

Research and Development

Our research and development efforts are focused both on improving and enhancing our existing network security products and on developing new products, features and functionality. We communicate with our customers and the open source community when considering product improvements and enhancements, and we regularly release new versions of our products incorporating these improvements and enhancements.

Vulnerability Research Team.  Our VRT is a group of leading edge network security experts working to proactively discover, assess and respond to the latest trends in network threats and security vulnerabilities. By gathering and analyzing this information, our VRT creates and updates Snort rules, ClamAV signatures, and security tools that are designed to identify, characterize and defeat attacks.

This team operates from our corporate headquarters in Columbia, Maryland. Our VRT participates in extensive collaboration with hundreds of network security professionals in the open source Snort community to learn of new vulnerabilities and exploits. The VRT also coordinates and shares information with other security authorities such as The SANS Institute, CERT-CC, iDefense (Verisign), SecurityFocus (Bugtraq; Symantec) and Common Vulnerabilities and Exposures (Mitre). Because of the knowledge and experience of our personnel comprising the Vulnerability Research Team, as well as its extensive coordination with the open source community, we believe that we have access to one of the largest and most sophisticated groups of IT security experts researching vulnerability and threats on a real-time basis.

Our research and development expense was $12.6 million, $11.9 million and $8.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Manufacturing and Suppliers

We rely primarily on contract equipment manufacturers to assemble, integrate and test our appliances and to ship those appliances to our customers. We typically hold little inventory, relying instead on a just-in-time manufacturing philosophy. We rely on three primary integrators. We have contracted with Patriot Technologies, Inc. and Intelligent Decisions Inc., or IDI, to assemble, integrate and test all our product offerings operating on an Intel platform. Our agreement with Patriot expires on December 12, 2009, and will automatically renew for successive one-year periods unless either we or Patriot notify the other of an intent not to renew at least 90 days prior to expiration. Our agreement with IDI expires on January 31, 2010 and will automatically renew for successive one-year periods unless either party notifies the other party of its intent not to renew at least 30 days prior to the end of the term. Finally, we have contracted with Bivio Networks, Inc. to manufacture select high performance models of our appliances. Bivio is our sole supplier of these high performance models, such as our 3D3800, 3D5800 and 3D9800, which are the highest priced 3D Sensors that we offer. Our agreement with Bivio expires on February 10, 2010. All of these agreements are non-exclusive. We would be faced with the burden, cost and delay of having to qualify and contract with a new supplier if any of these agreements terminate or expire for any reason.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. We hold four issued patents and have 32 patent applications pending for examination in the U.S. and foreign jurisdictions. The claims for which we have sought patent protection relate to methods and systems we have developed for intrusion detection and prevention used in our RNA, IPS and Defense Center products. In addition, we utilize contractual provisions, such as non-disclosure and non-compete agreements with our employees and consultants, as well as confidentiality procedures to strengthen our protection.

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

Employees

As of December 31, 2008, we had 281 employees, of whom 76 were engaged in product research and development, 125 were engaged in sales and marketing, 20 were engaged in customer service and support, 9 were engaged in professional services and 51 were engaged in administrative functions. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have good relations with our employees.

Corporate Information

Sourcefire, Inc. was incorporated in Delaware in 2001. We completed our initial public offering in March 2007. Our executive offices are located at 9770 Patuxent Woods Drive, Columbia, Maryland 21046, and our main telephone number is (410) 290-1616.

Available Information

Our internet address is www.sourcefire.com. We provide free of charge on the Investor Relations page of our web site access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference in and is not a part of this report.

Item 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Economic, market and political conditions, including the current global financial crisis, may adversely affect our revenue and results of operations.

Our business depends significantly on a range of factors that are beyond our control. These include:

•	general economic and business conditions;

•	the overall demand for network security products and services; and

•	constraints on budgets and changes in spending priorities of corporations and government agencies.

The ongoing global financial crisis affecting the banking system and financial and credit markets has resulted in the significant weakening of the economy in the United States and of the global economy, the lack of availability of credit, the reduction in business confidence and activity, and other factors that may affect one or more of the industries to which we sell our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. These customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. In addition, negative effects on the financial condition of our resellers and distributors could affect their ability or willingness to market our product and service offerings; negative effects on the financial condition of our product manufacturers could affect their ability to manufacture our products; and declines in economic and market conditions could impair our short-term investment portfolio. Any of these developments would adversely affect our revenue and results of operations.

We have had operating losses since our inception, our operating expenses may continue to increase and we may never reach or maintain profitability.

We have incurred operating losses each year since our inception in 2001. Becoming profitable will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing, there can be no assurances that we will become profitable in the near future or at any other time. We may never achieve profitability and, even if we do, we may not be able to maintain or increase our level of profitability. Our operating expenses may continue to increase in the future as we seek to expand our customer base, increase our sales and marketing efforts and continue to invest in research and development of our technologies and products. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. If we cannot increase our revenue at a greater rate than our expenses, we will not become or remain profitable.

We face intense competition in our market, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for network security monitoring, detection, prevention and response solutions is intensely competitive, and we expect competition to increase in the future. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors include: large software companies; software or hardware network infrastructure companies; smaller software companies offering relatively limited applications for network and Internet security monitoring, detection, prevention or response; and small and large companies offering point solutions that compete with components of our product offerings.

For example, Cisco Systems, Inc., McAfee, Inc., 3Com Corporation, Juniper Networks, Inc. and IBM have intrusion detection or prevention technologies that compete with our product offerings. Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, these companies have aggressively reduced, and could continue to reduce, the price of their security monitoring, detection, prevention and response products, managed security services, and maintenance and support services which intensifies pricing pressures within our market.

Several companies currently sell software products (such as encryption, firewall, operating system security and virus detection software) that our customers and potential customers have broadly adopted. Some of these companies sell products that perform functions comparable to some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include functions similar to those that our products currently provide. The widespread inclusion of features comparable to our software in operating system software or networking hardware could render our products less competitive or obsolete, particularly if such features are of a high quality. Even if security functions integrated into operating system software or networking hardware are more limited than those of our products, a significant number of customers may accept more limited functionality to avoid purchasing additional products such as ours.

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

New competitors could emerge and could impair our sales.

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

Our operating results have historically varied significantly from period to period, and we expect that they will continue to do so as a result of a number of factors, most of which are outside of our control, including:

•	the budgeting cycles, internal approval requirements and funding available to our existing and prospective customers for the purchase of network security products;

•	the timing, size and contract terms of orders received, which have historically been highest in the fourth quarter, but may fluctuate seasonally in different ways;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	the level of demand for products sold by resellers, distributors, MSSPs, government integrators and other partners;

•	the market acceptance of open-source software solutions;

•	the announcement or introduction of new product offerings by us or our competitors, and the levels of anticipation and market acceptance of those products;

•	price competition;

•	general economic conditions, both domestically and in our foreign markets;

•	the product mix of our sales; and

•	the timing of revenue recognition for our sales.

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

The cumulative effect of these factors may result in larger fluctuations and unpredictability in our quarterly operating results than in the operating results of many other software and technology companies. This variability and unpredictability could result in our failing to meet the revenue or operating results expectations of securities industry analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially, and we could face costly securities class action suits as a result. Therefore, you should not rely on our operating results in any quarter as being indicative of our operating results for any future period, nor should you rely on other expectations, predictions or projections of our future revenue or other aspects of our results of operations.

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

We spend substantial amounts of time and money to research and develop new products and enhance versions of Snort, the Defense Center and our 3D Sensor and RNA products to incorporate additional features, improve functionality or add other enhancements in order to meet our customers’ rapidly evolving demands for network security in our highly competitive industry. When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing the products to market.

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

If existing customers do not make subsequent purchases from us or renew their support arrangements with us, or if our relationships with our largest customers are impaired, our revenue could decline.

In each of the years ended December 31, 2008 and 2007, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.

We also depend on our installed customer base for future service revenue from annual maintenance fees. Our maintenance and support agreements typically have durations of one year. If customers choose not to continue their maintenance service or seek to renegotiate the terms of maintenance and support agreements prior to renewing such agreements, our revenue may decline.

The U.S. government has contributed to our revenue growth and has become an important customer for us. If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer.

The U.S. government has become an important customer for the network security market and for us. There can be no assurance that we will maintain or grow our revenue from the U.S. government. Contracts with the U.S. federal and state and other national and state government agencies accounted for 21%, 11% and 11% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Our reliance on government customers subjects us to a number of risks, including:

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

We market and sell our software in North America, South America, Europe, Asia and Australia, and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 24%, 25% and 19% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:

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

In the future, we may not be able to secure financing necessary to operate and grow our business as planned, or to make acquisitions.

In the future, we may need to raise additional funds to expand our sales and marketing and research and development efforts or to make acquisitions. Additional equity or debt financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and operating results. If we issue debt, the debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders would experience dilution, and the new equity securities could have rights senior to those of our common stock.

If we are not able to acquire additional businesses, products or technologies, our long-term growth strategy could be harmed; acquisitions could also negatively affect our results of operations and financial condition.

We may seek to buy or make investments in complementary or competitive businesses, products or technologies as part of our long-term growth strategy. We may not be successful in making these acquisitions. We may face competition for acquisition opportunities from other companies, including larger companies with greater financial resources. We may incur substantial expenses in identifying and negotiating acquisition opportunities, whether or not completed. Acquisitions may not result in the expected strategic benefits, and completed acquisitions may negatively affect our operating results and financial position because of the following and other factors:

•	we may not effectively integrate an acquired business, product or technology into our existing business and operations;

•	completing a potential acquisition and integrating an acquired business could significantly divert management’s time and resources from the operation of our business;

•	a completed acquisition may not be accretive to earnings;

•	acquisitions may result in substantial accounting charges for restructuring and other expenses, write-offs of in-process research and development, amortization of intangible assets and stock-based compensation expense;

•	acquired companies, particularly privately held and non-US companies, may have internal controls, policies and procedures that do not meet the requirements of the Sarbanes-Oxley Act and public accounting standards;

•	we may use a significant portion of our cash resources to fund acquisitions; and

•	we may issue stock to fund acquisitions, which could dilute the interests of our existing stockholders.

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

Our products are distributed with software programs licensed to us by third party authors under “open source” licenses, which may include the GPL, the GNU Lesser Public License, or LGPL, the BSD License and the Apache License. These open source software programs include, without limitation, Snort, ClamAV, Linux, Apache, Openssl, Etheral, IPTables, Tcpdump and Tripwire. These third party open source programs are typically licensed to us for a minimal fee or no fee at all, and the underlying license agreements generally require us to make available to the open source user community the source code for such programs, as well as the source code for any modifications or derivative works we create based on these third party open source software programs. With the exception of Snort and ClamAV, we have not created any modifications or derivative works to any other open source software programs referenced above. We regularly release updates and upgrades to the Snort and ClamAV software programs under the terms and conditions of the GNU GPL version 2.

Included with our software and/or appliances are copies of the relevant source code and licenses for the open source programs. Alternatively, we include instructions to users on how to obtain copies of the relevant open source code and licenses. Additionally, if we combine our proprietary software with third party open source software in a certain manner, we could, under the terms of certain of these open source license agreements, be required to release the source code of our proprietary software. This could also allow our competitors to create similar products, which would result in a loss of our product sales. We do not provide end users with a copy of the source code to our proprietary software because we believe that the manner in which our proprietary software is provided with the relevant open source programs does not create a modification or derivative work of that open source program requiring the distribution of our proprietary source code. Our ability to commercialize our products by incorporating third party open source software may be restricted because, among other reasons:

•	the terms of open source license agreements may be unclear and subject to varying interpretations, which could result in unforeseen obligations regarding our proprietary products;

•	it may be difficult to determine the developers of open source software and whether such licensed software infringes another party’s intellectual property rights (including patent rights);

•	competitors will have greater access to information by obtaining these open source products, which may help them develop competitive products;

•	open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors; and

•	the open source software licenses generally do not include a license to any patents.

We could be prevented from selling or developing our products if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable or are modified so as to become incompatible with other open source licenses.

A number of our products and services have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them.

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

•	be very expensive and time consuming to defend;

•	require us to indemnify our customers or others for losses resulting from such claims;

•	cause us to cease making, licensing or using software or products that incorporate the challenged intellectual property;

•	cause product shipment and installation delays;

•	require us to redesign our products, which may not be feasible;

•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all, in order to obtain the right to use a necessary product or component;

•	divert the attention of management and technical personnel and other resources; or

•	result in our paying significant amounts to settle such claims.

The application of patent law to the software industry is particularly uncertain, as the U.S. Patent and Trademark Office, or PTO, has only recently begun to issue software patents in large numbers, and there is a backlog of software-related patent applications pending that claim inventions whose priority dates may pre-date development of our own proprietary technology. As a general matter, until the PTO issues a patent to an applicant, there can be no way to determine whether a product (or any of its components) will infringe a pending patent. In addition, the large number of patents in the Internet, networking, security and software fields may make it impractical to determine in advance whether a product (or any of its components) infringe the patent rights of others. Notwithstanding any such determination by us, we may be subject to claims, with or without merit, that our products infringe on the patent rights of others. It is conceivable that other companies have patents with respect to technology similar to our technology, including RNA and ClamAV. Our RNA technology, which is a new technology for which we have not yet been issued a patent, is the subject of 10 of our 32 pending patent applications which we began filing in 2004. Other companies have been issued patents, and have filed patent applications, that, on their face, contain claims that may be construed to be within the scope of the same broad technology area as our RNA technology. Although we do not believe that any of our products infringe upon the patent claims of others, there can be no assurance that such companies will not bring action against us based upon issued patents, or later on the basis of future patents when, and if, they issue. Similarly, while we have not sought to patent the ClamAV technology, which we acquired in August 2007, it competes with the product offerings of third parties who have extensive portfolios of patents in the same broad technology area as our ClamAV technology.

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

Defects, errors or vulnerabilities in our products would harm our reputation and business and divert resources.

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

We rely on one manufacturer, Bivio Networks, to build the hardware platform for three models of our intrusion sensor products that are used by our enterprise class customers. These enterprise class intrusion sensor products are purchased directly by customers for their internal use and are also utilized by third party managed security service providers, or MSSPs, to provide services to their customers. Revenue resulting from sales of these enterprise class intrusion sensor products accounted for approximately 27%, 22% and 21% of our product revenue for the years ended December 31, 2008, 2007 and 2006, respectively. The unexpected termination of our relationship with Bivio Networks would be disruptive to our business and our reputation, which could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.

We depend on resellers, distributors and other partners for our sales; if they fail to perform as expected, our revenue will suffer.

Part of our business strategy involves entering into additional agreements with resellers, distributors, MSSPs, government integrators and other partners that permit them to resell our products and service offerings. There is a risk that our pace of entering into such agreements may slow, or that our existing agreements may not produce as much business as we anticipate. There is also a risk that some or all of our resellers, distributors and other partners may be acquired, may change their business models or may go out of business, any of which could have an adverse effect on our business.

If we do not continue to establish and effectively manage our indirect distribution channels, our revenue could decline.

Our ability to sell our network security software products in new markets and to increase our share of existing markets will be impaired if we fail to expand our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through strategic resellers, distributors, MSSPs, government integrators and other partners. We have agreements with third parties for the distribution of our products and we cannot predict the extent to which these companies will be successful in marketing or selling our products. Our agreements with these companies could be terminated on short notice, and they do not prevent these companies from selling the network security software of other companies, including our competitors. Any distributor of our products could give higher priority to other companies’ products or to their own products than they give to ours, which could cause our revenue to decline.

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

In addition, our future success will depend to a significant extent on the continued services of our executive officers and senior personnel. Although we have adopted retention plans applicable to certain of these officers, there can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.

Our inability to effectively manage our expected headcount growth and expansion and our additional obligations as a public company could seriously harm our ability to effectively run our business.

Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace. We have grown from 240 employees at December 31, 2007 to 281 employees at December 31, 2008. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters.

In several recent quarters, we have not been able to hire sufficient personnel to keep pace with our growth. In addition to managing our expected growth, we have substantial additional obligations and costs as a result of becoming a public company in March 2007. These obligations include investor relations, preparing and filing periodic SEC reports, developing and maintaining internal controls over financial reporting and disclosure controls, and compliance with corporate governance rules, Regulation FD and other requirements imposed on public companies by the SEC and the NASDAQ Global Market that we did not experience as a private company. Fulfilling these additional obligations will make it more difficult to operate a growing company. Any failure to effectively manage growth or fulfill our obligations as a public company could seriously harm our ability to respond to customers, the quality of our software and services and our operating results.

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

As of March 5, 2009, we had 25,927,183 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes an aggregate of approximately 10.8 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our IPO, and who may sell such shares at their discretion subject, in some cases, to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

We and certain of our officers and directors have been named as co-defendants in, and are the subject of, certain legal proceedings in connection with our IPO. We have entered into an agreement to settle these proceedings, although the settlement may not be approved, in which case the litigation could continue, which may result in substantial costs and divert management’s attention and resources.

As described in “Legal Proceedings” below, multiple federal securities class action lawsuits have been filed naming our Company and certain of our officers and directors as co-defendants. We are not able to predict the ultimate outcome of this litigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business. On February 11, 2009, we filed a settlement stipulation and related papers with the court, tentatively settling all claims in the litigation. If finally approved, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement will include a cash payment of $3.2 million by the defendants, $3.1 million of which will be paid by our insurer and $0.1 million of which will be paid by us. Neither we nor any of the other defendants admitted any wrongdoing in connection with the proposed settlement. The settlement will require final approval from the court before it becomes effective. A hearing at which the court will consider whether to approve the settlement has been scheduled for June 12, 2009. No assurances can be given that the settlement ultimately will be approved. If the settlement is not approved, the litigation could continue, which could result in substantial costs and could divert management’s attention and resources.

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

Our business is subject to complex corporate governance, public disclosure, accounting and tax requirements that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ, have implemented requirements and regulations and continue developing additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

We completed our evaluation of our internal controls over financial reporting for the fiscal year ended December 31, 2008 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2008, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly increase our net loss.

Because new and modified laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We implemented a new enterprise resource planning system and any material disruption or problem with the implementation or operation of this system may result in disruption to our business, operating processes and internal controls.

The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In recent years, we have experienced a considerable growth in transaction volume, headcount and reliance upon international resources in our operations. Our information systems need to be sufficiently scalable to support the continued growth of our operations and the efficient management of our business. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we have implemented a new enterprise resource planning, or ERP, system. As part of the implementation of this ERP system, we were required to modify a number of operational processes and internal control procedures.

We finalized the implementation of the financial, human resources and order fulfillment components of the ERP system in the third quarter of 2008 and expect to add additional functionality. We cannot assure you that the system will work as we currently intend. Any material disruption or similar problems with the implementation or operation of this ERP system could have a material negative effect on our business and results of operations. In addition, if our information system resources are inadequate, we may be required to undertake costly modifications and the growth of our business could be harmed.

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

Anti-takeover provisions in our charter documents and under Delaware law and our adoption of a stockholder rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and our bylaws contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include a classified Board of Directors, a prohibition on actions by written consent of our stockholders, and the ability of our Board of Directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law and our stockholder rights plan, which is described below, collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management.

In October 2008, our Board of Directors adopted a stockholder rights plan, which we refer to as the Rights Plan, and declared a dividend distribution of one preferred share purchase right, or Right, to be paid for each outstanding share of our common stock to stockholders of record as of November 14, 2008. Each Right, when exercisable, will entitle the registered holder to purchase from us one one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock at a purchase price of $30.00, subject to adjustment. The Rights expire on October 30, 2018, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the Rights will not be exercisable and will trade with our common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our common stock. Such person or group is referred to as an acquiring person. At such time as the Rights become exercisable, each holder of a Right (except Rights held by an acquiring person) shall thereafter have the right to receive, upon exercise, preferred stock or, at our option, shares of common stock having a value equal to two times the exercise price of the Right. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our principal executive offices are located in Columbia, Maryland. We also lease sales offices in Vienna, Virginia; Livonia, Michigan; Wokingham, United Kingdom; Tokyo, Japan; Singapore; Munich, Germany; Courbevoie Cedex, France; Hoofddorp, The Netherlands; Stockholm, Sweden; and Espoo, Finland. Our lease in Columbia, Maryland expires on May 31, 2010; our lease in Vienna, Virginia expires on January 31, 2012; our lease in Livonia, Michigan expires on June 30, 2010; our lease in Wokingham, United Kingdom expires on January 24, 2012; our lease in Singapore expires on September 30, 2009; our lease in Tokyo, Japan expires November 30, 2009; our leases in Munich, Germany; Courbevoie Cedex, France; Hoofddorp, The Netherlands; Stockholm, Sweden; and Espoo, Finland run month-to-month. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed in accordance with our growth.

Item 3.	LEGAL PROCEEDINGS

On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against us and certain of our officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al., Case No. 1:07-cv-01351-JFM and Raveill v. Sourcefire, Inc. et al., Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, and an order entered on or about June 29, 2007, the United States District Court of the Southern District of New York transferred the Pincus case to the United States District Court for the District of Maryland (the “Court”).

These actions claim to be filed on behalf of all persons or entities who purchased our common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with our March 9, 2007 IPO. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in our registration statement and prospectus issued in connection with the IPO. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

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

On May 12, 2008, the Court entered a scheduling order. On July 16, 2008, the Court granted the parties’ motion to amend the Court’s prior scheduling order to provide the parties with an opportunity to conduct mediation.

On February 11, 2009, we filed a settlement stipulation and related papers with the Court, tentatively settling all claims in the litigation. If finally approved, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement will include a cash payment of $3.2 million by the defendants, $3.1 million of which will be paid by our insurer and $0.1 million of which will be paid by us. Neither we nor any of the other defendants admitted any wrongdoing in connection with the proposed settlement. The settlement will require final approval from the Court before it becomes effective. A hearing at which the Court will consider whether to approve the settlement has been scheduled for June 12, 2009. No assurances can be given that the settlement ultimately will be approved.

From time to time, we are involved in other disputes and legal actions arising in the ordinary course of our business.

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

	High	Low

Year ended December 31, 2008:
First Quarter	$7.47	$3.89
Second Quarter	$8.15	$6.51
Third Quarter	$8.37	$5.81
Fourth Quarter	$8.49	$4.96

	High	Low

Year ended December 31, 2007:
First Quarter (from March 9, 2007)	$18.83	$14.75
Second Quarter	$17.61	$10.71
Third Quarter	$15.00	$7.96
Fourth Quarter	$10.50	$7.23

As of March 5, 2009, there were approximately 148 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “FIRE”) since March 9, 2007, the date our stock commenced public trading, through December 31, 2008 to two indices: the Russell 2000 Index and the RDG Software Composite Index. The graph assumes an initial investment of $100 on March 9, 2007 in Sourcefire common stock and on February 28, 2007 in each of the two indices. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN*
Among Sourcefire, Inc., The Russell 2000 Index
And The RDG Software Composite Index

* $100 invested on 3/9/07 in stock & 2/28/07 in index-including reinvestment of dividends.

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

Repurchases of Equity Securities During 2008

The following table provides information about purchases by us during the fiscal year ending December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Act.

Repurchases are made under the terms of our 2007 Equity Incentive Plan. Under this plan, we may award shares of restricted stock to our employees. These shares of restricted stock typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.001. Repurchased shares are returned to the 2007 Equity Incentive Plan and are available for future awards under the terms of that plan.

In addition, upon vesting of restricted stock awarded by us to employees, we may withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to make tax withholding payments in cash.

These were the only repurchases of equity securities made by us during 2008. We do not currently have a stock repurchase program.

				Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				as Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs	Programs

1/1/08 - 1/31/08	1,750	(1)	$0.001	—	—
4/1/08 - 4/30/08	1,750	(1)	$0.001	—	—
7/1/08 - 7/31/08	1,750	(1)	$0.001	—	—
7/1/08 - 7/31/08	20,615	(2)	$6.77	—	—
11/1/08 - 11/30/08	3,812	(1)	$0.001	—	—
12/1/08 - 12/31/08	4,812	(1)	$0.001	—	—

Total	34,489			—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

(2)	Reflects shares of common stock withheld from restricted stock that vested during 2008 that were surrendered to us to satisfy withholding tax requirements related to the vesting of the award. The value of these shares was determined based on the closing price of our common stock on the date of vesting.

Item 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the three years ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements that do not appear in this report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)

Consolidated statement of operations data:
Revenue:
Products	$45,245	$34,332	$30,219	$23,589	$12,738
Services	30,428	21,527	14,707	9,290	3,955

Total revenue	75,673	55,859	44,926	32,879	16,693
Cost of revenue:
Products	12,408	9,523	8,440	6,610	4,533
Services	4,952	3,360	2,632	1,453	872

Total cost of revenue	17,360	12,883	11,072	8,063	5,405

Gross profit	58,313	42,976	33,854	24,816	11,288
Operating expenses:
Research and development	12,620	11,902	8,612	6,831	5,706
Sales and marketing	33,169	25,860	20,652	17,135	12,585
General and administrative	18,713	10,599	5,017	5,120	2,905
Depreciation and amortization	2,627	1,649	1,230	1,103	752
In-process research and development	—	2,947	—	—	—

Total operating expenses	67,129	52,957	35,511	30,189	21,948

Loss from operations	(8,816)	(9,981)	(1,657)	(5,373)	(10,660)
Other income (expense), net	3,064	4,604	792	(85)	164

Loss before income taxes	(5,752)	(5,377)	(865)	(5,458)	(10,496)
Income tax expense	319	244	67	—	—

Net loss	(6,071)	(5,621)	(932)	(5,458)	(10,496)
Accretion of preferred stock	—	(870)	(3,819)	(2,668)	(2,451)

Net loss attributable to common stockholders	$(6,071)	$(6,491)	$(4,751)	$(8,126)	$(12,947)

Net loss attributable to common stockholders per common share:
Basic and diluted	$(0.24)	$(0.32)	$(1.40)	$(2.54)	$(4.97)
Shares used in per common share calculations:
Basic and diluted	25,379,791	20,434,792	3,389,527	3,200,318	2,602,743

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other operating data:
Number of sales in excess of $500,000	18	15	14	9	5
Number of new 3D customers	285	266	273	149	136
Number of full-time employees at end of period	281	240	182	135	107

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents	$39,768	$33,071	$13,029	$1,106	$3,563
Investments	61,800	73,956	13,293	2,005	5,751
Total assets	146,305	141,678	49,952	21,250	20,016
Long-term debt	—	—	1,312	990	461
Total liabilities	37,264	32,484	22,104	16,340	10,177
Total convertible preferred stock	—	—	66,747	40,007	37,339
Total stockholders’ equity (deficit)	109,041	109,194	(38,899)	(35,097)	(27,500)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three years ended December 31, 2008.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the year ended December 31, 2008 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

Overview

We are a leading provider of Enterprise Threat Management, or ETM, intelligent security infrastructure solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail, and telecommunications) and federal and state government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.

We sell our network security solutions to a diverse customer base that includes Fortune 1000 companies, Global 500 companies, U.S. government agencies and small and mid-size businesses. We also manage two of the security industry’s leading open source initiatives, Snort and ClamAV.

Key Financial Metrics and Trends

Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending of our customers, and the financial condition of our customers and the industries and geographic areas that we serve. During the second half of 2008, the industries and geographic areas that we serve experienced weakness as macroeconomic conditions, credit market conditions, and levels of business confidence and activity deteriorated. During the fourth quarter of 2008, some of our commercial customers delayed purchases of our products and services in response to these factors and the operating and financial difficulties facing these customers. We expect to continue to experience some delays in customer purchases but cannot yet predict if this trend will worsen or the extent to which customers may decide not to purchase our products and services as a result of these or other factors. We are continuing to monitor economic conditions and their potential effect on our customers and on us. A severe or prolonged economic downturn could affect our customers’ financial condition and the levels of business activity. This could reduce demand and depress pricing for our products and services, which could have a material adverse effect on our results of operations or financial condition.

During 2008, a significant portion of our revenue growth resulted from sales of our products to U.S. government agencies. Contracts with the U.S. federal and state and other national and state government agencies accounted for 21%, 11% and 11% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We expect sales to U.S. government agencies to continue to account for a significant portion of our total revenue in 2009. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.

We evaluate our performance on the basis of several performance indicators, including pricing and discounts, credit and collections, revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods.

Pricing and Discounts

We maintain a standard price list for all of our products. Additionally, we have a corporate policy that governs the level of discounts our sales organization may offer on our products, based on factors such as transaction size, volume of products, federal or state programs, reseller or distributor involvement and the level of technical support commitment. Our total product revenue and the resulting cost of revenue and gross profit percentage are directly affected by our ability to manage our product pricing policy. During the fourth quarter of 2008, in some cases we increased discounts on the prices of our products and services as a result of the operating and financial difficulties facing our customers, and in response to discounts offered by our competitors. We expect the pressure to provide increased discounts to continue and, in the future, we may be forced to further discount or reduce our prices to remain competitive.

Credit and Collections

We evaluate the creditworthiness of our customers prior to accepting an order for our products and extending the customer terms of payment which typically range from 30 to 90 days from the date of our invoice. In the fourth quarter of 2008 we experienced an increase in the aging of our outstanding receivables which we attributed to the decline in macroeconomic conditions and credit market conditions. Although our actual write-offs of uncollectible accounts were less than $10,000 for all of 2008, as a result of the increase in our receivables, we increased our reserve for uncollectible accounts. We believe that the decline in macroeconomic conditions may lead to a further increase in the aging of our receivables and we may have to increase our reserve as a result.

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

Product sales are typically recognized as revenue at shipment of the product to the customer. For sales through resellers and distributors, we recognize revenue upon the shipment of the product only if those resellers and distributors provide us, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. We recognize revenue from services when the services are performed. For technical support services, we recognize revenue ratably over the term of the support arrangement, which is generally 12 months. Our support agreements generally provide for payment in advance.

We sell our network security solutions globally. However, 76%, 75% and 81% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in amount and as a percentage of total revenue as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.

Historically, our product revenue has been seasonal, with a significant portion of our total product revenue in recent fiscal years generated in the fourth quarter. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and quarterly comparisons. Revenue from our government customers has been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Notwithstanding these general seasonal patterns, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations and cash flows for a particular period and could therefore cause us to fail to meet the financial performance expectations of securities industry research analysts or investors.

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs and, in the limited instances where we lease our network security solutions to our customers, depreciation and amortization. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, unit hardware costs have remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and associated overhead expenses, such as occupancy costs and fringe benefits costs, as part of managing our outsourced manufacturing process. These costs are included as a component of our cost of product revenue.

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

Gross Profit

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of payroll, benefits and related occupancy and other overhead for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.

We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the foreseeable future; however, as a percentage of revenue we expect these expenses to remain relatively flat.

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

General and Administrative.  General and administrative expenses consist primarily of salaries, incentive compensation, benefits and related occupancy and other overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; information systems, our enterprise resource planning, or ERP, system and other infrastructure costs; and corporate insurance.

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

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006.

We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving specified levels, in which case we use a Lattice option pricing model, to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $4.5 million, $2.6 million and $806,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Results of Operations

Revenue.  The following table shows products and technical support and professional services revenue (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2008	2007	$	%	2007	2006	$	%

Products	$45,245	$34,332	$10,913	32%	$34,332	$30,219	$4,113	14%
Percentage of total revenue	60%	61%			61%	67%
Technical support and professional services	30,428	21,527	8,901	41%	21,527	14,707	6,820	46%
Percentage of total revenue	40%	39%			39%	33%

Total revenue	$75,673	$55,859	$19,814	35%	$55,859	$44,926	$10,933	24%

The increase in our product revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was mostly driven by higher demand for our sensor products, primarily our enterprise class 3D products. For the year ended December 31, 2008, sensor product revenue increased $9.6 million over the prior year, including a $4.5 million increase in our enterprise class 3D products. The increase in our services revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as support renewals by our existing customers.

The increase in our product revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was also driven primarily by higher demand for our sensor products, sales of which increased $3.4 million, including $1.1 million of sales from our 9800 sensors introduced in the fourth quarter of 2007. In addition, royalty income increased $1.1 million. These increases were partially offset by a decrease in sales of our software only license products of $1.0 million. The increase in our services revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006, resulted from our support services being provided to a larger installed customer base comprised of new customers, as well as current customers who renewed their maintenance subscriptions.

Cost of revenue.  The following table shows products and technical support and professional services cost of revenue (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2008	2007	$	%	2007	2006	$	%

Products	$12,408	$9,523	$2,885	30%	$9,523	$8,440	$1,083	13%
Percentage of total revenue	16%	17%			17%	19%
Technical support and professional services	4,952	3,360	1,592	47%	3,360	2,632	728	28%
Percentage of total revenue	7%	6%			6%	6%

Total cost of revenue	$17,360	$12,883	$4,477	35%	$12,883	$11,072	$1,811	16%

Percentage of total revenue	23%	23%			23%	25%

The increases in product cost of revenue for 2008 compared to 2007 and 2007 compared to 2006 were driven primarily by higher volume demand in each year for our sensor products, for which we must procure and provide the hardware platform to our customers. We did not experience a material increase in our cost per unit of hardware platforms, which is the largest component of our product cost of revenue.

The increase in our services cost of revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was attributable to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers. Our services cost of revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006, increased primarily due to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.

Gross profit.  The following table shows products and technical support and professional services gross profit (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2008	2007	$	%	2007	2006	$	%

Products	$32,837	24,809	8,028	32%	24,809	21,779	3,030	14%
Products gross margin	73%	72%			72%	72%
Technical support and professional services	25,476	18,167	7,309	40%	18,167	12,075	6,092	50%
Technical support and professional services gross margin	84%	84%			84%	82%

Total gross profit	$58,313	$42,976	$15,337	36%	$42,976	$33,854	$9,122	27%

Total gross margin	77%	77%			77%	75%

Products gross margin remained relatively flat for 2008 compared to 2007 and for 2007 compared to 2006. Technical support and professional services gross margin for the year ended December 31, 2007, as compared to the year ended December 31, 2006 also remained relatively flat. Gross margin for technical support and professional services for the year ended December 31, 2007, as compared to the prior year, increased primarily due to additional, higher-margin services revenues, which grew at a higher rate than our product revenues.

Operating expenses.  The following table highlights our operating expenses (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2008	2007	$	%	2007	2006	$	%

Research and development	$12,620	$11,902	$718	6%	$11,902	$8,612	$3,290	38%
Percentage of total revenue	17%	22%			22%	19%
Sales and marketing	33,169	25,860	7,309	28%	25,860	20,652	5,208	25%
Percentage of total revenue	44%	46%			46%	46%
General and administrative	18,713	10,599	8,114	77%	10,599	5,017	5,582	111%
Percentage of total revenue	25%	19%			19%	11%
Depreciation and amortization	2,627	1,649	978	59%	1,649	1,230	419	34%
Percentage of total revenue	3%	3%			3%	3%
In-process research and development	—	2,947	(2,947)	(100)%	2,947	—	2,947	100%
Percentage of total revenue	0%	5%			5%	0%

Total operating expenses	$67,129	$52,957	$14,172	27%	$52,957	$35,511	$17,446	49%

Percentage of total revenue	89%	95%			95%	79%

Research and development expenses for the year ended December 31, 2008 increased over the prior year, primarily due to an increase in salaries, incentive compensation, benefits and occupancy overhead expenses of $1.4 million and an increase in stock-based compensation expense of $327,000, partially offset by a one-time expense of $1.0 million in 2007 in connection with the ClamAV acquisition for the completion of additional source code. The increased expenses in 2008 resulted from the hiring of additional personnel in our research and development department to support the release of updates and enhancements to our 3D products. The increase in the amount of research and development expenses for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was primarily due to an increase in payroll, benefits and overhead expenses of $2.1 million, a one-time expense of $1.0 million in 2007 in connection with the ClamAV acquisition for the completion of additional source code and an increase in stock-based compensation expense of $268,000 due to the hiring of additional personnel in our research and development department to support the release of updates and enhancements to our 3D products.

Sales and marketing expenses for the year ended December 31, 2008 increased over the prior year, primarily due to an increase of $6.1 million in salary, commissions and incentive compensation and benefit expenses as a result of additional sales and marketing personnel and increased revenue, an increase of $501,000 in travel and travel-related expenses, an increase of $412,000 in advertising, promotion, partner-marketing programs and trade show expenses in support of our network security solutions and an increase of $379,000 in stock-based compensation expense. The increase in the amount of sales and marketing expenses for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was primarily due to an increase of $2.5 million in payroll and benefit expenses for additional sales and marketing personnel, an increase of $578,000 in sales travel and travel-related expenses, an increase of $644,000 for stock-based compensation expense and an increase of $639,000 for advertising, promotion, partner marketing programs and trade show expenses in support of our network security solutions.

General and administrative expenses for the year ended December 31, 2008 increased over the prior year, primarily due to an increase of $2.9 million in corporate development expenses and professional fees related to legal, accounting, information technology, audit, tax and regulatory compliance, an increase of $2.4 million in salaries, incentive compensation and benefit expenses for personnel hired in our executive, accounting, information technology, human resources and legal departments, an increase of $172,000 in director attendance, retainer and other board-related fees, one-time costs associated with our CEO transition of $742,000, stock-based compensation expense of $449,000 for the acceleration of vesting of equity awards for our former CEO and an additional increase of $633,000 in stock-based compensation expense for general and administrative personnel. The increase in general and administrative expense for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was primarily due to an increase of payroll and benefits of $1.3 million for personnel hired in our accounting, information technology, human resources and legal departments, an increase of $841,000 for stock-based compensation expense, an increase of $1.6 million in professional fees related to audit, tax and regulatory compliance, and an increase of $474,000 in insurance premiums primarily due to an increase in our D&O insurance coverage.

Depreciation and amortization expense for the year ended December 31, 2008 increased over the prior year, primarily due to the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired since December 31, 2007, as well as the depreciation associated with our new ERP system. The increase in depreciation and amortization expense for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was principally due to amortization of leasehold improvements relating to our UK office, additional lab and testing equipment purchased for the engineering department and personal computers purchased for personnel hired since December 31, 2006.

In-process research and development expense for the year ended December 31, 2007 was attributable to the August 2007 acquisition of certain assets of ClamAV for which technological feasibility had not yet been reached and no alternative future use existed.

Other income, net and income tax expense.  The following table shows our other income, net and income tax expense (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2008	2007	$	%	2007	2006	$	%

Other income, net	$3,064	$4,604	$(1,540)	(33)%	$4,604	$792	$3,812	481%
Percentage of total revenue	4%	8%			8%	2%
Income tax expense	$319	$244	$75	31%	$244	$67	$177	264%
Percentage of total revenue	0%	0%			0%	0%

Other income, net for the year ended December 31, 2008 decreased as compared to the prior year, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash balances. Other income for the year ended December 31, 2007 increased compared to the prior year, primarily due to an increase in interest and investment income as a result of higher cash balances resulting from our March 2007 IPO.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2008 and 2007, our deferred tax assets were fully reserved, except for a $71,000 and $29,000 benefit, respectively, expected to be available to offset foreign tax liabilities in the future. The provision for income taxes for each of the years ended December 31, 2008 and 2007 primarily related to foreign income taxes.

Seasonality

Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the Federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. We have historically generated a significant portion of our product revenue in the fourth quarter due to increased activity in Europe, coupled with North American enterprise customers who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases. We expect this historical trend of a lower portion of our annual revenue in the first half of the year and a more significant portion of our annual revenue in the third and fourth quarters to continue in 2009. The timing of these transactions could materially affect our quarterly or annual product revenue.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash and cash equivalents:
(Used in) provided by operating activities	$(1,140)	$2,928	$2,068
Provided by (used in) investing activities	6,855	(66,934)	(12,492)
Provided by financing activities	982	84,048	22,347

Increase	6,697	20,042	11,923
Net cash at beginning of period	33,071	13,029	1,106

Net cash at end of period	39,768	33,071	13,029
Investments	61,800	73,956	13,293

Total cash, cash equivalents and investments	$101,568	$107,027	$26,322

Operating Activities.  Cash used in operating activities for the year ended December 31, 2008 is the result of our net loss of $6.1 million adjusted for $6.5 million of net non-cash revenues and expenses and changes in our operating assets and liabilities resulting in a net cash outflow of $1.5 million. Receivables increased $7.6 million during the year, primarily as a result of increased revenue in 2008.

Investing Activities.  Cash provided by investing activities for the year ended December 31, 2008 was primarily the result of maturities and sales of investments of $108.0 million, offset by purchases of investments of $94.5 million and capital expenditures of $6.7 million. Capital expenditures includes $3.2 million of capitalized costs associated with the implementation of our new ERP system.

Financing Activities.  Cash provided by financing activities for the year ended December 31, 2008 was primarily the result of proceeds from the issuance of common stock under employee stock-based plans, partially offset by the repayment of capital lease obligations and the repurchase of common stock from terminated employees.

Liquidity Requirements

We manufacture our products through contract manufacturers and other third parties. This approach provides us with the advantage of relatively low capital investment requirements and significant flexibility in scheduling production and managing inventory levels. The majority of our products are delivered to our customers directly from our contract manufacturers. Accordingly, our contract manufacturers are responsible for purchasing and stocking the components required for the production of our products, and they invoice us when the finished goods are shipped. By leasing our office facilities, we also minimize the cash needed for expansion. Our capital spending is generally limited to leasehold improvements, computers, office furniture and product-specific test equipment.

Our short-term liquidity requirements through December 31, 2009 consist primarily of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of December 31, 2008, we had cash, cash equivalents and investments of $101.6 million and working capital of $99.0 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years

Capital lease obligations	$37	$33	$4	$—
Operating lease obligations	3,072	1,689	1,347	36
Purchase commitments(1)	4,418	4,418	—	—
Severance agreement	214	214	—	—

(1)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of December 31, 2008, we had total purchase commitments for inventory of approximately $4.4 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or the impact of the estimates and assumptions on financial condition or operating performance is material. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

We believe that, of our significant accounting policies, which are described in Note 2 to the consolidated financial statements contained in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We have established vendor-specific objective evidence of fair value for our technical support based upon actual renewals of each type of technical support that is offered. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. We defer and recognize revenue related to technical support ratably over the contractual period of the technical support arrangement, which is generally 12 months. The vendor-specific objective evidence of fair value of our other services is based on the price for these same services when they are sold separately. We defer and recognize revenue for services that are sold either on a stand-alone basis or included in multiple element arrangements as the services are performed.

Changes in our judgments and estimates about these assumptions could materially impact the timing of our revenue recognition.

Accounting for Stock-Based Compensation.  SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving specified levels, in which case we use a Lattice option pricing model, for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan, or the 2007 ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. Effective October 1, 2008, we adjusted our estimated forfeiture rate for options from 20% to 17% per annum. Effective April 1, 2008, we adjusted our estimated forfeiture rate from 10% to 14% per annum for restricted stock grants. We rely on historical experience of employee turnover to estimate our expected forfeitures.

The following are the assumptions used in the Black-Scholes option valuation of stock options granted under our plans and employee stock purchases under the 2007 ESPP.

Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.

Expected dividend yield — We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Expected useful life — This is the period of time that stock options granted under our option plans and employee purchases under the 2007 ESPP are expected to remain outstanding.

For stock options granted, this estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, as amended by SAB No. 110. In future periods, we expect to begin to incorporate our own data in estimating the expected life as we develop appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option.

For purchases under the 2007 ESPP, the expected useful life is the plan period.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.

For stock options granted, given our limited historical stock data from our IPO in March 2007, we have used a blended volatility to estimate expected volatility. The blended volatility includes the average of our historical volatility from our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop appropriate historical experience of our own stock price fluctuations considered in relation to the expected life of the option.

For purchases under the 2007 ESPP, we use our historical volatility since we have historical data available since our IPO consistent with the expected useful life.

During the third quarter of 2008, we granted an option to purchase 99,924 shares of common stock to our new Chief Executive Officer, which vests based on the price of our common stock achieving certain levels. The Lattice option pricing model was used for the valuation of this option because the valuation of this award cannot be reasonably estimated using the Black-Scholes option pricing model. The weighted-average assumptions using the Lattice option pricing model included a volatility of 65%, an average risk-free interest rate of 3.5%, a dividend yield of 0% and a strike price of $6.77.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the amount of expense recorded in future periods may differ significantly from what we have recorded in recent periods.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. Existing valuation models, including the Black-Scholes and Lattice models, may not provide reliable measures of the fair values of our stock-based compensation awards. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may be significantly different than the actual values upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between past and future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions.

Stock-based compensation expense related to employee stock options, nonvested stock, and employee stock purchases recognized under SFAS No. 123R for the year ended December 31, 2008 was $4.5 million.

Accounting for Income Taxes.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2008, and December 31, 2007, our deferred tax assets were fully reserved except for foreign deferred tax assets of $71,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. We recorded a provision for income taxes of $319,000, $244,000 and $67,000 for the years ended December 31, 2008, 2007 and 2006, respectively, primarily related to foreign income taxes.

On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on our financial position or results of operations.

Allowance for Doubtful Accounts.  We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in our customer payment cycle. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if it does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Inventories.  Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological obsolescence of our products.

Investments.  We account for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, asset-backed securities, commercial paper, government-sponsored enterprises, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income. Any other-than-temporary declines in fair value are recorded in earnings, and a new cost basis for the investment is established.

We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates, and where we have the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with unconsolidated entities or related parties, and accordingly there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

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

Interest Rate Sensitivity

We had cash, cash equivalents and investments totaling approximately $101.6 million at December 31, 2008. The cash equivalents are held for working capital purposes while investments, made in accordance with our low-risk investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-25 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our consolidated financial statements.

There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Sourcefire, Inc.:

We have audited Sourcefire, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sourcefire, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 10, 2009

Item 9B.	OTHER INFORMATION

Amendment and Restatement of Bylaws

Our Board of Directors adopted the Fifth Amended and Restated Bylaws of the Company effective as of March 12, 2009. The changes effected by this amendment and restatement include, among other matters:

•	Certain changes and clarifications related to the use of electronic transmissions by stockholders;

•	Requiring that a stockholder seeking to have a proposal or director nomination included in our proxy or information statement for an annual meeting of stockholders deliver advance notice to us 120 to 180 days before the first anniversary of the date of mailing of proxy materials for the previous year’s annual meeting (provided that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the prior year’s annual meeting, such notice must be delivered to us by the later of (i) 90 days before the annual meeting and (ii) 15 days following public announcement of the annual meeting);

•	Requiring that a stockholder seeking to make a proposal or director nomination, other than a proposal or nomination to be included in our proxy or information statement for an annual meeting of stockholders, deliver advance notice to us at least 90 days before the date of such meeting;

•	Requiring that stockholder proposals and stockholder nominations of proposed directors include certain expanded disclosure;

•	Placing a cap on the number of directors at ten (10) and clarifying the process for setting the exact number of directors;

•	Certain clarifications regarding the authority of our officers to execute corporate instruments;

•	Clarifying that both our Compensation Committee and our CEO have roles in setting officers’ compensation; and

•	Certain changes and clarifications with respect to the indemnification rights of our directors, officers and other agents.

A copy of the Bylaws is attached as Exhibit 3.2 to this annual report. The foregoing description of the changes effected by the Fifth Amended and Restated Bylaws is qualified in its entirety by reference to the full text thereof.

2009 Executive Officer Compensation

On March 12, 2009, the Compensation Committee of our Board of Directors approved compensation arrangements for our executive officers for the year ending December 31, 2009. Compensation for our executive officers consists of three elements: (i) base salaries; (ii) cash bonus awards in accordance with our incentive compensation plan that was adopted by our Board of Directors in February 2008; and (iii) long-term equity incentives in the form of restricted stock units under our 2007 Stock Incentive Plan.

Base Salaries

Effective April 1, 2009, base salaries of our executive officers were set as follows:

Base Salary
Effective
April 1,
Name	2009

John C. Burris, Chief Executive Officer	$400,000
Thomas M. McDonough, President and Chief Operating Officer	$300,000
Todd P. Headley, Chief Financial Officer and Treasurer	$255,000
Martin F. Roesch, Chief Technology Officer	$270,000
Douglas W. McNitt, General Counsel and Secretary	$215,000
Nicholas G. Margarites, Chief Accounting Officer	$170,000

Target Annual Cash Bonus Awards

In accordance with our annual executive incentive compensation plan established in February 2008, the target annual cash bonus awards for our executive officers for the year ending December 31, 2009 were set as follows:

Total Annual
Name	Target Bonus

John C. Burris	$400,000
Thomas M. McDonough	$150,000
Todd P. Headley	$125,000
Martin F. Roesch	$90,000
Douglas W. McNitt	$110,000
Nicholas G. Margarites	$65,000

For each of the executive officers, the target annual bonus amount is divided into four equal quarterly target bonus amounts. Bonuses are payable quarterly based on the achievement of three performance measures for the quarter: (i) our total revenues measured against our 2009 operating plan; (ii) our adjusted operating income/loss measured against our 2009 operating plan; and (iii) for executive officers other than Mr. Burris, the individual officer’s management of departmental expenses measured against a departmental budget established by our Chief Executive Officer and approved by our Compensation Committee. In lieu of a quarterly bonus for the fourth quarter, the Compensation Committee will measure attainment of the three performance measures for the full 2009 year, determine the achievement of the officer’s performance against the total target annual bonus amount, and reduce the annual bonus by the amount of quarterly bonuses paid for the first three quarters of the year.

The three performance measure components are described in more detail below:

Revenue

Our total revenues will represent a 50% weighting of each executive officer’s quarterly target bonus amount. The attainment of quarterly revenues against our 2009 operating plan will determine a payout percentage to be multiplied against the 50% weighting for the revenue component:

•	In the event that our revenue for a quarter is less than 70% of our plan revenue for the quarter, no bonus will be paid for the revenue component.

•	In the event that our revenue for a quarter is between 70% and 100% of our plan revenue for the quarter, the payout percentage will be between 10% and 100%, with a greater decrease in payout percentage if our revenue is below 80% of our plan revenue.

•	The payout percentage will increase by 3% for each 1% of revenue that our actual revenue for the quarter exceeds 100% of our plan revenue for the quarter.

Adjusted Operating Income/Loss

Our adjusted operating income/loss will represent a 30% weighting of each executive officer’s quarterly target bonus amount (other than Mr. Burris for which it will represent a 50% weighting). Adjusted operating income/loss is a non-GAAP measure and is calculated as net income or loss before interest income/expense, income taxes, non-cash stock-based compensation expense and other adjustments approved by the Compensation Committee.

The attainment of quarterly adjusted operating income/loss against our 2009 operating plan will determine a payout percentage to be multiplied against the 30% weighting for the adjusted operating income/loss component:

•	In the event that our adjusted operating income/loss for a quarter is less than 60% of our plan for the quarter, no bonus will be paid for the adjusted operating income/loss component.

•	In the event that our adjusted operating income/loss for a quarter is between 60% and 100% of our plan for the quarter, the payout percentage will be between 20% and 100%, with linear interpolated increases in payout percentage within this adjusted operating income/loss range.

•	The payout percentage will increase by 1.5% for each 1% of adjusted operating income that our actual adjusted operating income/loss for the quarter exceeds 100% of our plan for the quarter up to 150% of our plan, and will increase by 2% for each 1% of adjusted operating income that our actual adjusted operating income/loss for the quarter exceeds 150% of our plan.

Expense Management

Each officer’s (other than Mr. Burris) departmental budget expense results will represent a 20% weighting of the officer’s quarterly target bonus amount. The attainment of expense management against our 2009 operating plan will determine a payout percentage to be multiplied against the 20% weighting for the budget component:

•	In the event that an officer’s actual departmental expenses deviate by 10% or more (under or over) against the departmental plan budget for the quarter, then no bonus will be paid for this component.

•	In the event that the deviation from the quarterly budget is 9% or less, the payout percentage for the 20% weighting of this component will range between 75% and 100% depending on the level of deviation.

•	Regardless of the actual budget deviation for the quarter, in the event that both our revenue attainment for the quarter is less than 70% of our plan and our adjusted operating income attainment for the quarter is less than 60% of our plan, then no bonus will be paid with respect to the departmental expense management component.

Total Bonus Payment; Limitations

Once the payout percentage has been calculated for each of the three performance measure components, the payout percentage is multiplied by the respective percentage weighting for that component, and the three component payment percentages are then added to yield a composite payout percentage that is multiplied against the target bonus amount for the quarter. In no event, however, may the actual quarterly payout for the first, second or third quarters exceed 90% of the quarterly target bonus amount.

As described above, in lieu of a quarterly bonus for the fourth quarter of 2009, annual bonuses will be calculated for each executive officer in the same manner as quarterly bonuses for the first three quarters of the year using actual annual performance and target annual performance for each of the three performance measures. The total amount of quarterly bonuses previously paid will then be subtracted from the calculated annual bonus amount to determine the final amount, if any, payable to each executive officer for the year. In no event, however, may the total of the quarterly bonuses and any additional year-end bonus exceed 150% of the total annual target bonus.

In addition, no quarterly or additional year-end bonuses are payable if we have not achieved certain minimum cumulative adjusted operating income/loss measures for the year.

Our Compensation Committee retains the discretion to make upward or downward adjustments to the foregoing calculations and to make discretionary bonus payments as it deems appropriate.

Equity Compensation

The equity compensation awarded to our executive officers on March 12, 2009 consists of the following:

	Shares Subject to	Shares Subject to	Total Shares
	Restricted Stock Units	Restricted Stock Units	Subject to Equity
Name	(Time-Based)	(Performance - Based)	Awards

John C. Burris	12,500	37,500	50,000
Thomas M. McDonough	10,000	30,000	40,000
Todd P. Headley	8,750	26,250	35,000
Martin F. Roesch	6,250	18,750	25,000
Douglas W. McNitt	6,250	18,750	25,000
Nicholas G. Margarites	3,750	11,250	15,000

Time-based restricted stock unit awards. Each executive officer has been awarded a number of restricted stock units equal to 25% of the officer’s total equity grant. Each award has been approved by our Compensation Committee subject to the officer’s execution of a restricted stock unit award agreement. The shares underlying each restricted stock unit award will vest and be issued in three equal annual installments beginning on March 12, 2010, subject to the officer’s continuous service with us as of the vesting date.

Performance-based restricted stock unit awards. Each executive officer has been awarded a number of restricted stock units equal to 75% of the officer’s total equity grant. Each award has been approved by our Compensation Committee subject to the officer’s execution of a restricted stock unit award agreement. The shares underlying each restricted stock unit award are eligible for vesting in four equal annual installments beginning on March 12, 2010. The number of shares eligible for vesting on each vesting date will vest and be issued upon our meeting or exceeding the annual financial objectives set by the Compensation Committee for such year, subject to the officer’s continuous service with us as of such date. In the event the financial objectives for a particular year are not achieved, the shares that otherwise would have vested at the end of such year shall vest on March 12, 2014, the fifth anniversary of the date of the award, subject to the officer’s continuous service with us as of such date.

The Compensation Committee has set total revenues and adjusted operating income, as contemplated by our operating plan, as the financial objectives for determining the vesting of the first installment of the performance-based restricted stock units awarded on March 12, 2009 that could vest on March 12, 2010, as well as the vesting of the next installment of the performance-based restricted stock awarded to our executive officers in 2008 and 2007.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the heading “Executive Compensation” in the Proxy Statement and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the headings “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” in the Proxy Statement and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the heading “Ratification of Selection of Independent Auditors” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements.

The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements at page F-1 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

(3) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this annual report and such Exhibit Index is incorporated herein by reference. Exhibits 10.2-10.20 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this annual report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

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

Signature	Title	Date

/s/ John C. Burris John C. Burris	Chief Executive Officer and Director (principal executive officer)	March 13, 2009

/s/ Todd P. Headley Todd P. Headley	Chief Financial Officer and Treasurer (principal financial officer)	March 13, 2009

/s/ Nicholas G. Margarites Nicholas G. Margarites	Chief Accounting Officer and VP of Finance (principal accounting officer)	March 13, 2009

/s/ Martin F. Roesch Martin F. Roesch	Chief Technology Officer and Director	March 13, 2009

/s/ John C. Becker John C. Becker	Director	March 13, 2009

/s/ Asheem Chandna Asheem Chandna	Director	March 13, 2009

/s/ Tim A. Guleri Tim A. Guleri	Director	March 13, 2009

/s/ Joseph R. Chinnici Joseph R. Chinnici	Director	March 13, 2009

/s/ Steven R. Polk Steven R. Polk	Director	March 13, 2009

/s/ Arnold L. Punaro Arnold L. Punaro	Director	March 13, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Sourcefire, Inc.:

We have audited the accompanying consolidated balance sheets of Sourcefire, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sourcefire, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 10, 2009

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$39,768	$33,071
Short-term investments	59,343	69,816
Accounts receivable, net of allowances of $538,000 as of December 31, 2008 and $160,000 as of December 31, 2007	27,864	20,689
Inventory	4,521	4,863
Prepaid expenses and other current assets	2,115	2,651

Total current assets	133,611	131,090
Property and equipment, net	8,341	4,041
Intangible assets, net	465	592
Investments	2,457	4,140
Restricted cash	—	1,000
Other assets	1,431	815

Total assets	$146,305	$141,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,505	$5,930
Accrued compensation and related expenses	4,229	3,151
Other accrued expenses	3,558	1,458
Current portion of deferred revenue	21,513	18,417
Other current liabilities	789	832

Total current liabilities	34,594	29,788
Deferred revenue, less current portion	2,595	2,610
Other long-term liabilities	75	86

Total liabilities	$37,264	$32,484

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding at December 31, 2008 and December 31, 2007	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized at December 31, 2008 and no shares authorized at December 31, 2007; no shares issued or outstanding at December 31, 2008	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 25,917,519 and 24,642,433 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	25	24
Additional paid-in capital	159,306	153,693
Accumulated deficit	(50,594)	(44,523)
Accumulated other comprehensive income	304	—

Total stockholders’ equity	109,041	109,194

Total liabilities and stockholders’ equity	$146,305	$141,678

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenue:
Products	$45,245	$34,332	$30,219
Technical support and professional services	30,428	21,527	14,707

Total revenue	75,673	55,859	44,926

Cost of revenue:
Products	12,408	9,523	8,440
Technical support and professional services	4,952	3,360	2,632

Total cost of revenue	17,360	12,883	11,072

Gross profit	58,313	42,976	33,854
Operating expenses:
Research and development	12,620	11,902	8,612
Sales and marketing	33,169	25,860	20,652
General and administrative	18,713	10,599	5,017
Depreciation and amortization	2,627	1,649	1,230
In-process research and development	—	2,947	—

Total operating expenses	67,129	52,957	35,511

Loss from operations	(8,816)	(9,981)	(1,657)
Other income, net:
Interest and investment income	3,139	4,665	784
Interest expense	(51)	(35)	(87)
Other income (expense)	(24)	(26)	95

Total other income, net	3,064	4,604	792

Loss before income taxes	(5,752)	(5,377)	(865)
Income tax expense	319	244	67

Net loss	(6,071)	(5,621)	(932)
Accretion of preferred stock	—	870	3,819

Net loss attributable to common stockholders	$(6,071)	$(6,491)	$(4,751)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.24)	$(0.32)	$(1.40)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	25,379,791	20,434,792	3,389,527

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Warrants to
			Purchase
			Series A												Accumulated
	Series A Convertible		Convertible	Series B Convertible		Series C Convertible		Series D Convertible				Additional			Other
	Preferred Stock		Preferred	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Unearned	Comprehensive
	Shares	Amount	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income	Total
	(In thousands, except share amounts)

Balance at January 1, 2006	2,475,410	$9,598	$25	7,132,205	$13,318	5,404,043	$17,066	—	$—	3,407,682	$3	$—	$(35,080)	$(20)	$—	$(35,097)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	84,082	—	143	—	—	—	143
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	—	—	83	—	—	—	83
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	703	—	—	—	703
Issuance of Series D redeemable convertible preferred stock, net of direct issuance costs of $79	—	—	—	—	—	—	—	3,264,449	22,921	—	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	710	—	—	947	—	1,204	—	958	—	—	(929)	(2,890)	—		(3,819)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	20	—	20
Net loss for 2006	—	—	—	—	—	—	—	—	—	—	—	—	(932)	—		(932)

Balance at December 31, 2006	2,475,410	10,308	25	7,132,205	14,265	5,404,043	18,270	3,264,449	23,879	3,491,764	3	—	(38,902)	—	—	(38,899)
Exercise of common stock options	—	—	—	—	—	—	—	—	—	305,077	1	332	—	—	—	333
Exercise of common stock warrant	—	—	—	—	—	—	—	—	—	30,543	—	—	—	—	—	—
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	329,882	—	—	—	—	—	—
Cancellation of restricted common stock	—	—	—	—	—	—	—	—	—	(2,389)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,646	—	—	—	2,646
Excess tax benefits relating to share-based payments	—	—	—	—	—	—	—	—	—	—	—	106	—	—	—	106
Issuance of common stock in IPO, net of issuance costs of $8,901	—	—	—	—	—	—	—	—	—	6,185,500	6	83,876	—	—	—	83,882
Accretion of convertible preferred stock to redemption value		140	—	—	186	—	237	—	307	—	—	(870)	—	—	—	(870)
Conversion of preferred stock to common stock	(2,475,410)	(10,448)	(25)	(7,132,205)	(14,451)	(5,404,043)	(18,507)	(3,264,449)	(24,186)	14,302,056	14	67,603	—	—	—	67,617
Net loss for 2007	—	—	—	—	—	—	—	—	—	—	—	—	(5,621)	—		(5,621)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	—	24,642,433	24	153,693	(44,523)	—	—	$109,194
Exercise of common stock options	—	—	—	—	—	—	—	—	—	704,824	1	858	—	—	—	859
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	—	80,201	—	391	—	—	—	391
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	524,550	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—	(34,489)	—	(140)	—	—	—	(140)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	4,486	—	—	—	4,486
Excess tax benefit relating to share-based payments	—	—	—	—	—	—	—	—	—	—	—	18	—	—	—	18
Comprehensive loss:
Net loss for 2008	—	—	—	—	—	—	—	—	—	—	—	—	(6,071)	—	—	(6,071)
Net unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	304	304

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,767)

Balance at December 31, 2008	—	—	—	—	—	—	—	—	—	25,917,519	25	159,306	(50,594)	—	304	109,041

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net loss	$(6,071)	$(5,621)	$(932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,663	1,678	1,261
Provision for doubtful accounts	379	126	55
Non-cash stock-based compensation	4,486	2,646	806
Amortization of premium on investments	(1,033)	(1,441)	(81)
Loss on disposal of assets	7	—	—
Realized gain from sales of investments	(23)	—	—
Write-off of acquired in-process research and development costs	—	2,947	—
Changes in operating assets and liabilities:
Accounts receivable	(7,554)	(4,308)	(3,645)
Inventory	343	(2,764)	(344)
Prepaid expenses and other assets	(80)	(2,027)	(238)
Accounts payable	(1,425)	2,849	901
Accrued expenses	4,178	1,514	681
Deferred revenue	3,081	6,912	3,520
Other liabilities	(91)	417	84

Net cash (used in) provided by operating activities	(1,140)	2,928	2,068

Investing activities
Purchase of property and equipment	(6,661)	(3,131)	(1,285)
Purchase of investments	(94,477)	(125,154)	(13,207)
Proceeds from maturities of investments	104,763	65,932	2,000
Proceeds from sales of investments	3,230	—	—
Cash paid for acquisition of ClamAV, including direct acquisition costs of $81	—	(3,581)	—
Cash held in escrow related to acquisition of ClamAV	—	(1,000)	—

Net cash provided by (used in) investing activities	6,855	(66,934)	(12,492)

Financing activities
Borrowings of long-term debt	—	113	887
Repayments of long-term debt and capital lease obligations	(146)	(1,425)	(565)
Proceeds from issuance of Series D redeemable convertible preferred stock, net of offering costs	—	—	22,921
Proceeds from issuance of common stock, net of underwriters’ discount of $6,495	—	86,288	—
Proceeds from employee stock-based plans	1,250	333	143
Repurchase of common stock	(140)	—	—
Excess tax benefits related to share-based payments	18	106	—
Payment of equity offering costs	—	(1,367)	(1,039)

Net cash provided by financing activities	982	84,048	22,347

Net increase in cash and cash equivalents	6,697	20,042	11,923
Cash and cash equivalents at beginning of period	33,071	13,029	1,106

Cash and cash equivalents at end of period	$39,768	$33,071	$13,029

Supplemental cash flow information
Cash paid for interest	$16	$35	$68
Cash paid for income taxes	143	106	25
Assets acquired through capital leases	183	—	—

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Organization and Description of Business

Founded in 2001, we are a leading provider of Enterprise Threat Management, or ETM, intelligent security infrastructure solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail and telecommunications) and federal and state government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.

We are also the creator of Snort® and the owner of ClamAV®. Snort is an open source intrusion prevention technology that is incorporated into the instrusion prevention system, or IPS, software component of the Sourcefire 3D System. ClamAV is an open source anti-virus and anti-malware project.

In addition to our commercial and open source network security products, we offer a variety of services to help our customers install and support Sourcefire ETM solutions. Available services include Customer Support, Education, Professional Services and Sourcefire Vulnerability Research Team, or VRT, Snort rule subscriptions.

Basis of Presentation

The consolidated financial statements include the accounts of Sourcefire, Inc. and our wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, reserve for excess and obsolete inventory, useful lives of long-lived assets (including intangible assets), income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments

We account for investments in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, asset-backed securities, commercial paper, government-sponsored enterprises, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income. Any other-than-temporary declines in fair value are recorded in earnings, and a new cost basis for the investment is established. (See Note 3 for further discussion of the classification of our investments.)

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates, and where we have the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, cash surrender value on our split-dollar life insurance policy, accounts payable and deferred revenue. The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets. The fair value of available-for-sale investments is determined using quoted market prices for those investments.

Allowance for Doubtful Accounts

We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected.

Inventories

Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, as well as technological obsolescence of our products. Inventory consisted of the following (in thousands):

	As of December 31,
	2008	2007

Finished goods	$3,436	$3,466
Evaluation units	1,085	1,397

Total inventory	$4,521	$4,863

Inventory write-downs, mostly related to evaluation units, are reflected as cost of product revenues and amounted to approximately $1.0 million, $363,000 and $89,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which is generally three years for computer equipment and software, five to seven years for furniture, fixtures and office equipment, five years for our enterprise resource planning, or ERP, system and the lesser of the useful life of the asset or the remaining term of the lease for leasehold improvements and capital leases.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consists of the following (in thousands):

	As of December 31,
	2008	2007

Computer equipment	$7,973	$5,285
Software	4,510	1,286
Furniture, fixtures and office equipment	1,368	856
Leasehold improvements	2,041	1,698

	15,892	9,125
Less accumulated depreciation and amortization	7,551	5,084

Total	$8,341	$4,041

Depreciation and lease amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2.5 million, $1.6 million and $1.3 million, respectively.

Accrued Compensation and Related Expenses

Accrued compensation and related expenses consists of the following (in thousands):

	As of December 31,
	2008	2007

Accrued incentive compensation	$3,430	$2,762
Accrued leave	530	299
Other related expenses	269	90

Total	$4,229	$3,151

Revenue Recognition

We derive revenue from arrangements that include products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of software-based appliances, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the VRT that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.

For each arrangement, we defer revenue recognition until: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable.

We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. However, if the only undelivered elements are elements for which we currently have vendor-specific objective evidence of fair value, we recognize revenue for the delivered elements based on the residual method as prescribed by the AICPA Statement of Position, or SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

We have established vendor-specific objective evidence of fair value for our technical support based upon actual renewals of each type of technical support that is offered and for each customer class. Technical support and

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is generally 12 months. The vendor-specific objective evidence of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.

All amounts billed or received in excess of the revenue recognized are included in deferred revenue. In addition, we defer all direct costs associated with revenue that has been deferred. These amounts are included in either prepaid expenses and other current assets or inventory in the accompanying balance sheets, depending on the nature of the costs and the reason for the deferral.

For sales through resellers and distributors, we recognize revenue upon the shipment of the product only if those resellers and distributors provide us, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. We do not currently offer any rights to return products sold to resellers and distributors. To the extent that a reseller or distributor requests an inventory or stock of products, we defer revenue on that product until we receive notification that it has been sold through to an identified end-user.

We record taxes collected on revenue-producing activities on a net basis.

For the year ended December 31, 2008, a federal reseller, immixGroup, accounted for 11% of total revenue. For the years ended December 31, 2007 and 2006, we had no significant customers that accounted for greater than 10% of revenue recognized during such periods.

Warranty

We warrant that our software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, we warrant that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. We further agree to repair or replace software or products that do not conform to those warranties. The one year warranty on hardware coincides with the hardware warranty that we obtain from the manufacturer. We estimate the additional costs, if any, that may be incurred under our warranties outside of the warranties supplied by the manufacturer and record a liability at the time product revenue is recognized. Factors that affect our warranty liability include the number of sold units, historical and anticipated rates of warranty claims and the estimated cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. While actual warranty costs have historically been within our cost estimations, it is possible that warranty rates could increase in the future due to new hardware introductions, general hardware component cost and availability, among other factors.

We also offer an additional warranty as part of our extended service arrangements. We provide for this warranty through an advance replacement pool, which includes replacement units and spare parts. This pool is used to provide replacement units under the extended warranty if a customer’s unit is not functioning. This pool is included in other assets and is amortized using the straight-line method over their useful life, which is determined to be three years. As of December 31, 2008 and 2007, advance replacements, net of amortization expense totaled $1.1 million and $519,000, respectively. Amortization expense was $705,000 and $167,000 for the years ended December 31, 2008 and 2007, respectively, and is included in technical support and professional services cost of revenue on our consolidated statements of operations. There was no amortization expense for the year ended December 31, 2006.

Commissions

We record commission expense for orders that include products in the same period in which the product revenue is recognized. We record commission expense for arrangements that consist solely of service in the period in which the non-cancelable order for the services is received.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

All amounts billed to customers related to shipping and handling are included in product revenues and all costs of shipping and handling are included in the cost of products in the accompanying consolidated statements of operations.

Research and Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers. We define the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues. During the years ended December 31, 2008, 2007 and 2006, we did not capitalize any software development costs.

Advertising Costs

We expense advertising costs as incurred. Advertising expense totaled $158,000, $220,000 and $55,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.

The functional currency of our foreign subsidiaries in the United Kingdom and Japan is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for certain non-monetary items, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom and Japan subsidiaries are recorded within other income (expense) in the consolidated income statement. During the years ended December 31, 2008, 2007 and 2006, remeasurement adjustments resulted in net expense of $17,000, $10,000 and $1,000, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of December 31, 2008 and 2007, our deferred tax assets were fully reserved except for foreign deferred tax assets of $71,000 and $29,000, respectively, expected to be available to offset foreign tax liabilities in the future. For the years ended December 31, 2008, 2007 and 2006, we recorded a provision for income taxes of $319,000, $244,000 and $67,000, respectively, primarily related to foreign income taxes.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have an impact on our financial position or results of operations.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consist of marketing-related intangible assets related to the ClamAV acquisition, which are being amortized on a straight-line basis over the weighted-average useful life of 5 years.

Amortization of marketing-related intangible assets, included as a component of depreciation and amortization in the operating expenses in the consolidated statements of operations, was $127,000 and $42,000 for the years ended December 31, 2008 and 2007, respectively.

The marketing-related intangible assets are expected to be amortized as follows: $127,000 in each of 2009, 2010 and 2011, and $85,000 in 2012.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write- downs are treated as permanent reductions in the carrying amount of the assets. We believe that, as of each of the balance sheet dates presented, no factors indicated that our long-lived assets, including intangible assets, were impaired.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The expense must be recognized ratably over the requisite service period following the date of grant. We applied the prospective transition method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this prospective transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006. As we had used the minimum value method for valuing our stock options under the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, all options granted prior to January 1, 2006 continue to be accounted for under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, the pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer provided for outstanding awards accounted for under the intrinsic-value method of APB No. 25 beginning in periods after the adoption of SFAS No. 123(R).

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

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net loss attributable to common stockholders	$(6,071)	$(6,491)	$(4,751)

Denominator:
Weighted-average shares of common stock outstanding	25,379,791	20,434,792	3,389,527

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.24)	$(0.32)	$(1.40)

Basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations. If our outstanding options, warrants and unvested restricted stock were exercised or converted into common stock, the result would be anti-dilutive.

The following summarizes the potential outstanding common stock as of the end of each period:

	Year Ended December 31,
	2008	2007	2006

Options to purchase common stock	3,296,322	3,063,588	3,199,903
Shares of common stock into which outstanding warrants are exercisable	—	—	36,944
Shares of common stock into which outstanding preferred stock is convertible	—	—	14,302,128
Unvested shares of restricted common stock	—	—	27,709

Total	3,296,322	3,063,588	17,566,684

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. See Note 9 for additional discussion of fair value measurements. We have not yet determined the impact on our consolidated financial statements from the adoption of SFAS No. 157, as it pertains to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to measure at fair value financial assets or liabilities that are currently not required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in net income rather than as part of equity. We have elected not to adopt the fair value option of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt this standard on January 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

3.	Investments

We determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. Prior to 2008, we classified all investments as held-to-maturity because we had the positive intent and ability to hold the investments to maturity. We historically held all investments until their full maturity. Held-to-maturity investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest and investment income. Interest on investments classified as held-to-maturity is also included in interest and investment income.

The following is a summary of held-to-maturity investments as of December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$4,902	$—	$—	$4,902
Corporate debt investments	29,824	38	(20)	29,842
Asset-backed securities	19,847	49	—	19,896
Commercial paper	38,490	103	(1)	38,600

Total investments	93,063	$191	$(21)	93,240

Amounts classified as cash equivalents*	(19,107)			(19,112)

Total held-to-maturity investments	$73,956			$74,133

During the first quarter of 2008, we sold two investments. Due to the desire to better manage our investment risks in the currently volatile credit markets, we now classify our investments as available-for-sale. Accordingly, the amortized cost for all investment securities was transferred from held-to-maturity to available-for-sale, and the unrealized holding gain at the date of the transfer was reported in other comprehensive income. At the date of the transfer between categories, the amortized cost and unrealized holding gains for all investments were $93.8 million and $321,000, respectively. All investment securities are currently measured at fair value (see Note 9 for additional information).

During the first quarter of 2008, we sold securities prior to their maturity for proceeds of $3.2 million and recorded a realized gain of $23,000. No securities were sold prior to their maturity during the remainder of 2008.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale investments as of December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$26,686	$—	$—	$26,686
Corporate debt investments	12,137	23	(26)	12,134
Asset-backed securities	801	—	(4)	797
Commercial paper	18,875	93	—	18,968
Government-sponsored enterprises	26,178	218	—	26,396
Government securities	1,500	—	—	1,500
Certificate of deposit	2,005	—	—	2,005

Total investments	88,182	$334	$(30)	88,486

Amounts classified as cash equivalents*	(26,686)			(26,686)

Total available-for-sale investments	$61,496			$61,800

Due in one year or less	$59,076	$295	$(28)	$59,343
Due after one year through five years	2,420	39	(2)	2,457

	$61,496	$334	$(30)	$61,800

*	Does not include cash held in our bank accounts of $13.1 million and $14.0 million at December 31, 2008 and 2007, respectively.

We concluded that there were no other-than-temporary declines in investments recorded as of December 31, 2008. For the year ended December 31, 2008, the net unrealized holding gains on available-for-sale securities included in other comprehensive loss totaled $304,000. The investments in an unrealized loss position have a relatively short maturity and we have the intent and ability to hold these investments until they recover in value or mature. We expect to receive all of our principal and interest upon maturity. The deferred tax expense recorded in other comprehensive loss was fully offset by the tax benefit resulting from the reduction of the valuation allowance we recorded for related deferred tax assets.

4.	Income Taxes

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$—	$—	$11
State	46	63	14
Foreign	315	209	42
Deferred:
Federal	(1,627)	(1,804)	(147)
State	(256)	(526)	168
Foreign	(42)	(29)	—

Total provision for (benefit from) taxes before valuation allowance	(1,564)	(2,087)	88
Change in valuation allowance	1,883	2,331	(21)

Total provision for taxes	$319	$244	$67

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforward	$9,782	$8,864
Accrued expenses	168	592
Deferred rent	139	164
Deferred revenue	969	1,037
Allowance for doubtful accounts	126	60
Stock-based compensation	2,407	1,110
In-process research and development	1,002	1,089
Property and equipment	249	253
Other	495	161

Total deferred tax assets	15,337	13,330

Deferred tax liabilities:
Prepaid expenses	(337)	(255)

Total deferred tax liabilities	(337)	(255)

Net future income tax benefit	15,000	13,075
Valuation allowance for deferred tax assets	(14,929)	(13,046)

Net deferred tax asset	$71	$29

We have reported a consolidated net loss since inception, which has principally been domestic. The domestic loss has not resulted in a reportable tax benefit because of a corresponding increase in the valuation allowance against the deferred tax assets for which future realization cannot be determined. Our provision for income taxes for each of the years ended December 31, 2008, 2007 and 2006 consists primarily of foreign income taxes related to international operations. The net deferred tax assets of $71,000 reported above as of December 31, 2008 related to foreign tax benefits, and are expected to be available to offset foreign tax liabilities in the future.

Income before taxes of our foreign operations aggregated approximately $429,000, $266,000 and $98,000 for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, the cumulative undistributed foreign earnings were approximately $594,000. We did not record a deferred tax liability on the cumulative undistributed foreign earnings because we expect to indefinitely reinvest them outside of the United States. If we had repatriated the foreign earnings, we would have recorded a deferred tax liability of approximately $202,000.

At December 31, 2008, we had federal net operating loss carry-forwards of approximately $26.4 million that will begin to expire in 2022. The utilization of the federal net operating loss carry-forwards could be limited by the Internal Revenue Code Section 382 as a result of certain ownership changes, including the issuance of equity securities. We have not yet concluded our determination as to the annual amounts of the limitation on the federal net operating loss carry-forwards or whether they will expire prior to use as a result of the limitations. At December 31, 2008, we had state net operating loss carry-forwards that will begin to expire in 2022. The utilization of state net operating loss carry-forwards will be limited in a manner similar to the federal net operating loss carry-forwards and are subject to state apportionment when utilized. We have established a full valuation allowance with respect to these federal and state net operating loss carry-forwards and other net deferred tax assets due to uncertainties surrounding their realization.

At December 31, 2008, we had $6.8 million in cumulative tax deductions on stock option exercises and restricted stock vesting, the benefit of which will be recorded to paid-in-capital when realized. Since we were able

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reduce our actual cash taxes for foreign jurisdictions as a result of the tax deductions, the realization of $18,000 of tax savings was recognized as a benefit to additional paid-in capital for the year ended December 31, 2008.

We have analyzed our current tax return compliance positions and have determined that no uncertain tax positions have been taken that require recognition. Accordingly, we have omitted the tabular summary analysis.

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory rate to the net loss for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Tax benefit at U.S. statutory rate of 34%	$(1,883)	$(1,828)	$(294)
Effect of permanent differences	138	64	48
State income taxes, net of federal benefit	(157)	42	9
Foreign taxes and rate differentials	45	20	11
Other	293	—	—
Effect of change in valuation allowance for deferred tax assets	1,883	1,946	293

Total	$319	$244	$67

5.	Stock-Based Compensation

During 2002, we adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by our Board of Directors. As of December 31, 2008, we have reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.

In March 2007, our Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2007, we had reserved an aggregate of 3,142,452 shares of common stock for issuance under the 2007 Plan. On January 1, 2008, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2007, or 985,697 shares. Therefore, as of December 31, 2008, we have reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan.

The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of our Board of Directors, which determines the vesting period for awards under the plans, generally from three to four years. Options granted have a maximum term of 10 years. The exercise price of stock option awards is generally equal to at least the fair value of the common stock on the date of grant. Prior to our initial public offering (“IPO”) in March 2007, the fair value of the common stock was determined by our Board of Directors in good faith. Following the IPO, the fair value of our common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Market on the date of grant.

Valuation of Stock-Based Compensation

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving certain levels, in which case we use a Lattice option pricing model, for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan (the “2007 ESPP”). The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. Effective October 1, 2008, we adjusted our estimated forfeiture rate for options from 20% to 17% per annum. Effective April 1, 2008, we adjusted our estimated forfeiture rate from 10% to 14% per annum for restricted stock grants. We rely on historical experience of employee turnover to estimate our expected forfeitures.

The following are the weighted-average assumptions and fair values used in the Black Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and employee stock purchases under the 2007 ESPP.

	Year Ended December 31,
	2008	2007

Stock options:
Average risk-free interest rate	3.2%	4.6%
Expected dividend yield	0.0%	0.0%
Expected useful life (years)	6.25	6.25
Expected volatility	63.7%	74.8%
Weighted-average fair value per grant	$4.14	$8.63
Employee stock purchase plan:
Average risk-free interest rate	1.8%	—
Expected dividend yield	0.0%	—
Expected useful life (years)	0.38	—
Expected volatility	62.1%	—
Weighted-average fair value per purchase	$1.71	—

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

For stock options granted under the 2002 Plan and the 2007 Plan, this estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, as amended by SAB No. 110. In future periods, we expect to begin to incorporate our own data in estimating the expected life as we develop appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option.

For purchases under the 2007 ESPP, the expected useful life is the plan period.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.

For stock options granted under the 2002 Plan and the 2007 Plan, given our limited historical stock data from our IPO in March 2007, we have used a blended volatility to estimate expected volatility. The blended volatility includes the average of our historical volatility from our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop appropriate historical experience of our own stock price fluctuations considered in relation to the expected life of the option.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purchases under the 2007 ESPP, we use our historical volatility since we have historical data available since our IPO consistent with the expected useful life.

During the third quarter of 2008, we granted an option to purchase 99,924 shares of common stock to our new Chief Executive Officer. The option vests based on the price of our common stock achieving certain levels. The Lattice option pricing model was used for the valuation of this option because the valuation of this award cannot be reasonably estimated using the Black-Scholes option pricing model. The weighted-average assumptions using the Lattice option pricing model included a volatility of 65%, an average risk-free interest rate of 3.5%, a dividend yield of 0% and a strike price of $6.77.

If we had made different assumptions about the stock price volatility rates, expected useful life, expected forfeitures and other assumptions, the related stock-based compensation expense and net loss could have been significantly different.

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006

Product cost of revenue	$39	$22	$2
Services cost of revenue	104	69	2

Stock-based compensation expense included in cost of revenue	143	91	4

Research and development	735	408	140
Sales and marketing	1,390	1,011	367
General and administrative	2,218	1,136	295

Stock-based compensation expense included in operating expenses	4,343	2,555	802

Total stock-based compensation expense	$4,486	$2,646	$806

Stock Options

The following table summarizes stock option activity under the plans for the year ended December 31, 2008 (in thousands, except share and per share data):

			Weighted-	Aggregate
	Number of	Range of	Average	Intrinsic
	Shares	Exercise Prices	Exercise Price	Value

Outstanding at December 31, 2007	3,063,588	$0.24 to 15.49	$4.05	$15,266
Granted	1,259,793	5.32 to 8.00	6.74
Exercised	(704,824)	0.24 to 6.47	1.22
Forfeited	(322,235)	1.14 to 15.49	8.40

Outstanding at December 31, 2008	3,296,322	$0.24 to 15.49	$5.26	$5,878

Vested and exercisable at December 31, 2008	1,726,137	$0.24 to 15.49	$3.30	$5,689

Vested and expected to vest at December 31, 2008	2,731,084		$4.79	$5,792

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
	Number of	Average	Contractual	Number of	Average
Range of Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices

$0.24 to 1.14	835,960	$0.62	4.73	835,960	$0.62
$1.62 to 6.41	859,485	3.73	7.38	537,252	2.76
$6.47 to 7.45	884,268	6.81	9.43	14,158	7.45
$7.93 to 15.49	716,609	10.57	8.08	338,767	10.60

	3,296,322	$5.26	7.41	1,726,137	$3.30

The aggregate intrinsic value of all options exercised during the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $2.5 million and $362,000, respectively.

Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance, change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $2.3 million, $1.9 million and $706,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of December 31, 2008 was $5.0 million, which will be recognized over a weighted average period of 2.98 years.

Restricted Stock Awards

The following table summarizes the unvested restricted stock award activity during the year ended December 31, 2008:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value

Unvested at December 31, 2007	295,680	$10.56
Granted	524,550	6.72
Restrictions Lapsed	(147,495)	9.48
Forfeited	(16,374)	8.94

Unvested at December 31, 2008	656,361	$7.77

Restricted stock awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance, change in control and in certain other circumstances. The compensation expense associated with these awards is evaluated on a quarterly basis based upon various restrictions. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock awards lapse over a period of 6 to 60 months.

The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant, or the estimated fair value of the common stock if granted prior to our IPO. The total compensation expense related to restricted stock awards for the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $716,000 and $100,000, respectively.

As of December 31, 2008, there was $2.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.43 years.

Employee Stock Purchase Plan

On October 3, 2007, our stockholders approved the 2007 ESPP that had previously been approved by our Board of Directors. We adopted the 2007 ESPP to provide a means by which our employees, and the employees of

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any parent or subsidiary as may be designated by the Board of Directors, will be given an opportunity to purchase shares of our common stock. The 2007 ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. The Compensation Committee of our of Directors administers the 2007 ESPP. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the 2007 ESPP. During the year ended December 31, 2008, an aggregate of 80,201 shares were purchased under the 2007 ESPP for a total of $391,000. For the year ended December 31, 2008, we recognized $168,000 of compensation expense related to the 2007 ESPP.

6.	Shares Reserved for Future Issuance

As of December 31, 2008, we had reserved shares of common stock for issuance as follows:

Options to purchase common stock	3,296,322
Employee stock purchase plan	919,799
Equity-based awards available for grant under the 2007 Plan	1,933,866

6,149,987

In addition, as of December 31, 2008, we had reserved 300,000 shares of Series A Junior Participating Preferred Stock for issuance upon exercise of the rights under our stockholder rights plan (see Note 14).

7.	Leases

We lease office space and certain network, lab and office equipment under capital and non-cancelable operating lease agreements. Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2008 (in thousands):

2009	$1,721
2010	910
2011	441
2012	36

$3,108

Rent expense totaled $1.9 million, $1.7 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8.	Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net loss	$(6,071)	(5,621)	(932)
Comprehensive loss:
Change in net unrealized loss on investments	304	—	—

Total comprehensive loss	$(5,767)	$(5,621)	$(932)

9.	Fair Value Measurement

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. Our investments that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The following table presents our financial assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3

Money market funds	$26,686	$26,686	$—	$—
Corporate debt investments	12,134	—	12,134	—
Asset-backed securities	797	—	797	—
Commercial paper	18,968	—	18,968	—
Government-sponsored enterprises	26,396	—	26,396	—
Government securities	1,500	1,500	—	—
Certificate of deposit	2,005	—	2,005	—

Total	$88,486	$28,186	$60,300	$—

10.	Business and Geographic Segment Information

We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

United States	$57,547	$41,882	$36,598
All foreign countries	18,126	13,977	8,328

Consolidated total	$75,673	$55,859	$44,926

Long-lived assets by geographic area as of December 31, 2008 and 2007 were as follows (in thousands):

	As of
	December 31,
	2008	2007

United States	$8,460	$4,205
All foreign countries	346	428

Consolidated total	$8,806	$4,633

11.	Defined Contribution Retirement Plan

We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 75% of an employee’s salary but not

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeding the Federal limit of $15,500, subject to certain annual limitations. During 2008, we did not make matching contributions. Beginning January 1, 2009, we will match 10% of each employee’s contribution up to the first 6% of the employee’s salary.

12.	Legal Proceedings

On May 8, 2007, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers and directors, captioned Howard Katz v. Sourcefire, Inc., et al., Case No. 1:07-cv-01210-WMN. Since then, two other putative class action lawsuits were filed in the United States District Court of Maryland against us and certain of our officers and directors and other parties making similar allegations, captioned Mark Reaves v. Sourcefire, Inc. et al., Case No. 1:07-cv-01351-JFM and Raveill v. Sourcefire, Inc. et al., Case No. 1:07-cv-01425-WMN. In addition, a fourth putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our officers and directors and other parties making similar allegations, captioned Barry Pincus v. Sourcefire, Inc., et al., Case No. 1:07-cv-04720-RJH. Pursuant to a stipulation of the parties, and an order entered on or about June 29, 2007, the United States District Court of the Southern District of New York transferred the Pincus case to the United States District Court for the District of Maryland (the “Court”).

These actions claim to be filed on behalf of all persons or entities who purchased our common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with our March 9, 2007 IPO. These lawsuits allege violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in our registration statement and prospectus issued in connection with the IPO. The plaintiffs seek, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

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

On May 12, 2008, the Court entered a scheduling order. On July 16, 2008, the Court granted the parties’ motion to amend the Court’s prior scheduling order to provide the parties with an opportunity to conduct mediation.

On February 11, 2009, we filed a settlement stipulation and related papers with the Court, tentatively settling all claims in the litigation. If finally approved, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement will include a cash payment of $3.2 million by the defendants, $3.1 million of which will be paid by our insurer and $0.1 million of which will be paid by us. Neither we nor any of the other defendants admitted any wrongdoing in connection with the proposed settlement. The settlement will require final approval from the Court before it becomes effective. A hearing at which the Court will consider whether to approve the settlement has been scheduled for June 12, 2009. No assurances can be given that the settlement ultimately will be approved.

From time to time, we are involved in other disputes and legal actions arising in the ordinary course of our business.

13.	Commitments and Contingencies

We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2008, we had total purchase commitments for inventory of approximately $4.4 million due within the next 12 months.

We maintain office space in the United Kingdom for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $140,000, payable upon termination of the lease. This cost is being accreted based on estimated discounted cash flows over the lease term.

14.	Stockholder Rights Plan

In October 2008, our Board of Directors adopted a stockholder rights plan, which we refer to as the Rights Plan, and declared a dividend distribution of one preferred share purchase right, or Right, to be paid for each outstanding share of our common stock to stockholders of record as of November 14, 2008. Each Right, when exercisable, will entitle the registered holder to purchase from us one one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock at a purchase price of $30.00, subject to adjustment. The Rights expire on October 30, 2018, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Each such fractional share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Initially the Rights will not be exercisable and will trade with our common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our common stock. Such person or group is referred to as an acquiring person. At such time as the Rights become exercisable, each holder of a Right (except Rights held by an acquiring person) shall thereafter have the right to receive, upon exercise, preferred stock or, at our option, shares of common stock having a value equal to two times the exercise price of the Right. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

15.	Change in Management

On February 27, 2008, we entered into a transition agreement with our Chief Executive Officer at that time. On July 14, 2008, our former Chief Executive Officer resigned and our Board of Directors appointed a new Chief Executive Officer. We accrued $316,000 in the first quarter of 2008 related to severance and benefits under the transition agreement. In the third quarter of 2008, we recognized stock-based compensation expense of $449,000 related to the accelerated vesting of our former Chief Executive Officer’s unvested equity awards on July 14, 2008.

16.	Allowances for Doubtful Accounts

		Charged to
	Balance at	Expenses	Write-Offs	Balance
	Beginning	Against	Net of	at End of
	of Year	Revenue	Recoveries	Year
	(In thousands)

Year ended December 31, 2006	$127	$55	$(16)	$166
Year ended December 31, 2007	166	126	(132)	160
Year ended December 31, 2008	160	379	(1)	538

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Summarized Quarterly Consolidated Financial Information

The following table sets forth certain unaudited quarterly financial data for fiscal 2008 and 2007. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$25,715	$20,289	$16,018	$13,651	$19,338	$14,806	$11,260	$10,455
Gross profit	19,999	15,359	12,342	10,613	14,541	11,341	8,923	8,171
Income (loss) from operations	2,010	(2,322)	(3,866)	(4,638)	(365)	(4,214)	(2,435)	(2,967)
Net income (loss)	2,268	(1,719)	(3,124)	(3,496)	808	(2,844)	(1,097)	(2,488)
Net income (loss) attributable to common stockholders	2,268	(1,719)	(3,124)	(3,496)	808	(2,844)	(1,097)	(3,358)
Net income (loss) per share attributable to common stockholders — basic	$0.09	$(0.07)	$(0.12)	$(0.14)	$0.03	$(0.12)	$(0.05)	$(0.39)
Net income (loss) per share attributable to common stockholders — diluted	$0.08	$(0.07)	$(0.12)	$(0.14)	$0.03	$(0.12)	$(0.05)	$(0.39)

For the three months ended September 30, 2007, the loss from operations and net loss included a $2.9 million charge for the write-off of in-process research and development in connection with the acquisition of the intellectual property assets of ClamAV.

In March 2007, in connection with our IPO, we issued and sold 6,185,500 shares of common stock and converted our outstanding preferred stock into an aggregate of 14,302,128 shares of common stock, which affected the weighted average shares outstanding in subsequent periods.

Exhibit Index

			Incorporation by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-K

3.1		Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2		Fifth Amended and Restated Bylaws					X
3.3		Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1		Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2		Rights Agreement, dated as of October 30, 2008, by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
10.1		Fourth Amended and Restated Investor Rights Agreement	S-1	333-138199	10.1	10/25/2006
10.2		2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006
10.3		2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007
10.4		Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1/A	333-138199	4.4	10/25/2006
10.5		Form of Notice and Stock Option Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007
10.6		Form of Notice and Restricted Stock Purchase Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007
10.7		Form of Notice and Restricted Stock Purchase Award Agreement for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007
10.8		Form of Notice and Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan					X
10.9		2007 Employee Stock Purchase Plan	8-K	1-33350	10.1	10/5/2007
10.10		Executive Annual Incentive Plan	10-Q	1-33350	10.2	5/5/2008
10.11		Executive Retention Plan	10-Q	1-33350	10.3	5/5/2008
10.12		Executive Change in Control Severance Plan	10-Q	1-33350	10.4	5/5/2008
10.13		Employment Agreement with John C. Burris	10-Q	1-33350	10.1	8/5/2008
10.14		Participation Agreement with Thomas M. McDonough under Executive Retention Plan	10-Q	1-33350	10.1	11/10/2008
10.15		Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan	10-Q	1-33350	10.2	11/10/2008
10.16		Employment Agreement with Douglas W. McNitt	10-Q	1-33350	10.1	11/7/2007
10.17		Transition Agreement with E. Wayne Jackson III	10-Q	1-33350	10.1	5/5/2008
10.18		Consulting Agreement with E. Wayne Jackson III	10-Q	1-33350	10.3	11/10/2008
10.19		Form of Indemnification Agreement with Officers and Directors	S-1/A	333-138199	10.18	3/1/2007
10.20		Non-Employee Director Compensation Policy	10-Q	1-33350	10.2	5/5/2008
10.21		Lease Agreement by and between Liberty Property LP and Sourcefire, Inc.	S-1	333-138199	10.10	10/25/2006
10	.22*	Manufacturing Services and Supply Agreement by and between Patriot Technologies, Inc. and Sourcefire, Inc., dated December 12, 2005, as amended on August 4, 2006	S-1/A	333-138199	10.12	2/23/2007

Incorporation by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-K

10	.23*	Outsourcing Agreement by and between Sourcefire, Inc. and Intelligent Decisions, Inc., dated January 31, 2006	S-1/A	333-138199	10.13	2/23/2007
10	.24*	OEM Purchase Agreement by and between Bivio Networks, Inc. and Sourcefire, Inc., dated February 10, 2005	S-1/A	333-138199	10.14	3/6/2007
10	.25*	License Agreement for Commercial Use of MySQL Software by and between MySQL Inc. and Sourcefire, Inc., dated June 13, 2005, as amended on December 29, 2006	S-1/A	333-138199	10.15	3/6/2007
21.1		List of Subsidiaries					X
23.1		Consent of Ernst & Young LLP					X
24.1		Power of Attorney (included on the signature page hereof)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.