Form 10-Q
period 2009-03-31
SOURCEFIRE INC
filed 2009-05-08
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number
1-33350

SOURCEFIRE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	52-2289365
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9770 Patuxent Woods Drive
Columbia, Maryland	21046
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:  (410) 290-1616
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of May 4, 2009, there were 26,136,368 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,809	$39,768
Short-term investments	52,912	59,343
Accounts receivable, net of allowances of $606 as of March 31, 2009 and $538 as of December 31, 2008	21,944	27,864
Inventory	4,354	4,521
Prepaid expenses and other current assets	2,493	2,115

Total current assets	132,512	133,611
Property and equipment, net	8,178	8,341
Intangible assets, net of accumulated amortization	434	465
Investments	1,580	2,457
Other assets	1,581	1,431

Total assets	$144,285	$146,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,641	$4,505
Accrued compensation and related expenses	3,328	4,229
Other accrued expenses	2,991	3,558
Current portion of deferred revenue	22,335	21,513
Other current liabilities	623	789

Total current liabilities	30,918	34,594
Deferred revenue, less current portion	4,133	2,595
Other long-term liabilities	76	75

Total liabilities	35,127	37,264

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Series A junior participating preferred stock, $0.001 per value; 300,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 26,011,985 and 25,917,519 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	160,636	159,306
Accumulated deficit	(51,711)	(50,594)
Accumulated other comprehensive income	208	304

Total stockholders’ equity	109,158	109,041

Total liabilities and stockholders’ equity	$144,285	$146,305

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Products	$9,868	$6,851
Technical support and professional services	8,732	6,800

Total revenue	18,600	13,651

Cost of revenue:
Products	2,767	1,997
Technical support and professional services	1,382	1,041

Total cost of revenue	4,149	3,038

Gross profit	14,451	10,613
Operating expenses:
Research and development	3,320	3,111
Sales and marketing	7,870	7,234
General and administrative	3,843	4,414
Depreciation and amortization	821	492

Total operating expenses	15,854	15,251

Loss from operations	(1,403)	(4,638)
Other income, net:
Interest and investment income	384	1,155
Interest expense	(10)	—
Other income (expense)	(13)	49

Total other income, net	361	1,204

Loss before income taxes	(1,042)	(3,434)
Income tax expense	75	62

Net loss	$(1,117)	$(3,496)

Net loss:
Basic and diluted	$(0.04)	$(0.14)

Weighted average shares outstanding used in computing per share amounts:
Basic and diluted	25,934,259	24,766,375

See accompanying notes to consolidated financial statements

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2009	25,917,519	$25	$159,306	$(50,594)	$304	$109,041
Exercise of common stock options	71,541	—	128	—	—	128
Issuance of restricted common stock	22,925	—	—	—	—	—
Stock-based compensation expense	—	—	1,202	—	—	1,202
Comprehensive loss:
Net loss for the three months ended March 31, 2009	—	—	—	(1,117)	—	(1,117)
Net unrealized loss on investments	—	—	—	—	(96)	(96)

Total comprehensive loss						(1,213)

Balance as of March 31, 2009	26,011,985	$25	$160,636	$(51,711)	$208	$109,158

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(1,117)	$(3,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	834	499
Provision for (benefit from) doubtful accounts	68	(49)
Non-cash stock-based compensation	1,202	922
Amortization of premium on investments	(105)	(345)
Realized gain from sales of investments	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	5,852	6,758
Inventory	167	(1,187)
Prepaid expenses and other assets	(528)	163
Accounts payable	(2,863)	(1,893)
Accrued expenses	(1,468)	779
Deferred revenue	2,360	(37)
Other liabilities	(133)	(247)

Net cash provided by operating activities	4,269	1,844

Investing activities
Purchase of property and equipment	(639)	(1,692)
Purchase of investments	(15,335)	(19,162)
Proceeds from maturities of investments	22,650	27,500
Proceeds from sales of investments	—	3,230
Increase in restricted cash	—	(17)

Net cash provided by investing activities	6,676	9,859

Financing activities
Repayments of capital lease obligations	(32)	—
Proceeds from employee stock-based plans	128	177
Excess tax benefits related to share-based payments	—	10

Net cash provided by financing activities	96	187

Net increase in cash and cash equivalents	11,041	11,890
Cash and cash equivalents at beginning of period	39,768	33,071

Cash and cash equivalents at end of period	$50,809	$44,961

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
     In addition to our commercial and open source network security products, we offer a variety of services to aid our customers with installing and supporting Sourcefire ETM solutions. Available services include Customer Support, Education, Professional Services and Sourcefire Vulnerability Research Team, or VRT, Snort rule subscriptions.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
     On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, sales return allowance, warranty, reserve for excess and obsolete inventory, useful lives of long-lived assets (including intangible assets), income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the period presented.
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
     We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, where the decline is due primarily to changes in interest rates, and where we have the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

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
Allowance for Doubtful Accounts and Sales Returns
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected.
     We make estimates regarding potential future product returns related to reported product revenue. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. Our judgment is used in connection with estimating the sales returns allowance in any accounting period. If any of the factors used to calculate the sales return allowance change, we may experience a material difference in the amount and timing of our product revenue for any period.
Inventories
     Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin.
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
     For the three months ended March 31, 2009 and 2008, we had no significant customers that accounted for 10% or more of revenue recognized during such periods.
     As of March 31, 2009, one customer, a federal reseller, accounted for approximately 11% of our accounts receivable.

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
     We also offer an additional warranty as part of our extended service arrangements. We provide for this warranty through an advance replacement pool, which includes replacement units and spare parts. This pool is used to provide replacement units under the extended warranty if a customer’s unit is not functioning. This pool is included in other assets and is amortized using the straight-line method over their useful life, which is determined to be three years. Amortization expense is included in technical support and professional services cost of revenue on our consolidated statements of operations.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2009 and December 31, 2008, our deferred tax assets were fully reserved except for foreign deferred tax assets of $71,000, expected to be available to offset foreign tax liabilities in the future. For the three months ended March 31, 2009 and 2008, we recorded a provision for income taxes of $75,000 and $62,000, respectively, primarily related to foreign income taxes.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material impact on our consolidated financial statements. On January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. The adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities did not have a material impact on our financial statements. See Note 6 for additional discussion of fair value measurements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. We will comply with the required disclosures of this FSP when it is effective.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. We do not expect this FSP to have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009. We do not expect this FSP to have a material impact on our consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.
3. Investments
     The following is a summary of available-for-sale investments as of March 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$24,786	$—	$—	$24,786
Corporate debt investments	11,024	20	(22)	11,022
Asset-backed securities	3,312	28	—	3,340
Commercial paper	26,119	109	—	26,228
Government-sponsored enterprises	20,320	76	(4)	20,392
Government securities	998	1	—	999
Certificate of deposit	2,002	—	—	2,002

Total investments	88,561	$234	$(26)	88,769
Amounts classified as cash equivalents	(34,275)	(2)	—	(34,277)

Total available-for-sale investments	$54,286	$232	$(26)	$54,492

     We concluded that there were no other-than-temporary declines in investments recorded as of March 31, 2009. For the three months ended March 31, 2009, the net unrealized holding loss on available-for-sale securities included in other comprehensive loss totaled $96,000. The investments in an unrealized loss position have a relatively short maturity and we have the intent and ability to hold these investments until they recover in value or mature. We expect to receive all of our principal and interest upon maturity. For the three months ended March 31, 2009, the deferred tax benefit recorded in other comprehensive loss was fully offset by the increase of the valuation allowance we recorded for related deferred tax assets.
     The net carrying value and estimated fair value of available-for-sale investments by contractual maturity as of March 31, 2009 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$52,704	$52,912
Due after one year through five years	1,582	1,580

Total	$54,286	$54,492

4. Stock-Based Compensation
     During 2002, we adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by our Board of Directors. As of March 31, 2009, we have reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.

     In March 2007, our Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2008, we had reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan. On January 1, 2009, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2008, or 1,036,701 shares. Therefore, as of March  31, 2009, we have reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan.
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
  Valuation of Stock-Based Compensation
     SFAS No. 123(R), Share-based Payment, requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan (the “ESPP”). For certain option awards that contain market conditions relating to our stock price achieving certain levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. For the three months ended March 31, 2009, we have assumed a forfeiture rate of 17% per annum for options and 14% per annum for restricted stock grants. We rely on historical experience of employee turnover to estimate our expected forfeitures.
     The following are the weighted-average assumptions and fair values used in the Black Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and employee stock purchases under the ESPP.

	Three Months Ended
	March 31,
	2009	2008
Stock options:
Average risk-free interest rate	2.22%	2.97%
Expected dividend yield	0.0%	0.0%
Expected useful life (years)	6.25	6.25
Expected volatility	64.7%	66.6%
Weighted-average fair value per grant	$4.00	$4.29

Employee stock purchase plan:
Average risk-free interest rate	—%	2.50%
Expected dividend yield	—	0.0%
Expected useful life (years)	—	0.37
Expected volatility	—%	57.5%
Weighted-average fair value per purchase	$—	$1.64
     Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the period in which the option was granted.
     Expected dividend yield — We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.
     Expected useful life — This is the period of time that the stock options granted under the 2002 Plan and the 2007 Plan and employee purchases under the ESPP are expected to remain outstanding.

     For stock options granted under the 2002 Plan and the 2007 Plan, this estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin (“SAB”) No.107, Share-Based Payment, as amended by SAB No. 110.
     For purchases under the ESPP, the expected useful life is the plan period.
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
     For purchases under the ESPP, we use our historical volatility since we have historical data available since our IPO consistent with the expected useful life.
     If we had made different assumptions about the stock price volatility rates, expected useful life, expected forfeitures and other assumptions, the related stock-based compensation expense and net loss could have been significantly different.
     The following table summarizes compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Product cost of revenue	$11	$7
Services cost of revenue	33	21

Stock-based compensation expense included in cost of revenue	44	28

Research and development	205	174
Sales and marketing	383	343
General and administrative	570	377

Stock-based compensation expense included in operating expenses	1,158	894

Total stock-based compensation expense	$1,202	$922

Stock Options
     The following table summarizes stock option activity under the plans for the three months ended March 31, 2009 (in thousands, except share and per share data):

			Weighted-	Aggregate
	Number of	Range of	Average	Intrinsic
	Shares	Exercise Prices	Exercise Price	Value
Outstanding at December 31, 2008	3,296,322	$0.24 to 15.49	$5.26	$5,878
Granted	78,000	5.58 to 7.23	6.55
Exercised	(71,541)	0.24 to 5.26	1.79
Forfeited	(20,415)	5.26 to 13.10	10.53

Outstanding at March 31, 2009	3,282,366	$0.24 to 15.49	$5.33	$8,704

Vested and exercisable at March 31, 2009	1,788,495	$0.24 to 15.49	$3.62	$7,807

Vested and expected to vest at March 31, 2009	2,739,151		$4.90	$8,376

     The following table summarizes information about stock options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$0.24 to 1.62	896,042	$0.73	4.61	896,042	$0.73
$2.03 to 6.47	830,209	4.34	7.55	493,757	3.36
$6.50 to 7.45	858,724	6.83	9.30	19,927	7.45
$7.93 to 15.49	697,391	10.56	7.72	378,769	10.62

	3,282,366	$5.33	7.24	1,788,495	$3.62

     The aggregate intrinsic value of all options exercised during the three months ended March 31, 2009 and 2008 was $378,000 and $301,000, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $641,000 and $535,000 for the three months ended March 31, 2009 and 2008, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of March 31, 2009 was $4.6 million, which will be recognized over a weighted average period of 2.89 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the three months ended March 31, 2009:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	656,361	$7.77
Granted	22,925	7.68
Restrictions Lapsed	(76,908)	7.31
Forfeited	—	—

Unvested at March 31, 2009	602,378	$7.82

     Restricted stock awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock awards generally lapse over a period of 36 to 60 months.
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant, or the estimated fair value of the common stock if granted prior to our IPO. The total compensation expense related to restricted stock awards for the three months ended March 31, 2009 and 2008 was $506,000 and $349,000, respectively.
     As of March 31, 2009, there was $2.3 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.53 years.

Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the three months ended March 31, 2009:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	—	$—
Granted	280,000	7.22
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2009	280,000	$7.22

     Restricted stock units are generally subject to service-based vesting; however, in some instances, restricted stock units contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock units generally lapse over a period of 36 to 60 months.
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the three months ended March 31, 2009 was $18,000. No restricted stock units were granted in 2008.
     As of March 31, 2009, there was $1.1 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 4.56 years.
Employee Stock Purchase Plan
     On October 3, 2007, our stockholders approved the ESPP that had previously been approved by our Board of Directors. We adopted the ESPP to provide a means by which our employees, and the employees of any parent or subsidiary as may be designated by the Board of Directors, will be given an opportunity to purchase shares of our common stock. The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. The Compensation Committee of our Board of Directors administers the ESPP. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. During the three months ended March 31, 2009, no shares were purchased under the ESPP. For the three months ended March 31, 2009 and 2008, we recognized $37,000 and $38,000 of compensation expense related to the ESPP.
5. Net Loss per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
     The calculation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net loss	$(1,117)	$(3,496)

Denominator:
Weighted-average shares of common stock outstanding	25,934,259	24,766,375

Net loss:
Basic and diluted	$(0.04)	$(0.14)

     Basic and diluted net loss per share are identical for all periods presented in the accompanying consolidated statements of operations. If our outstanding options, warrants and unvested restricted stock were exercised or converted into common stock, the result would be anti-dilutive.
     The following summarizes the potential outstanding common stock as of the end of each period:

	March 31,
	2009	2008
Options to purchase common stock	3,282,366	3,106,198
Unvested shares of restricted stock units	280,000	—

Total	3,562,366	3,106,198

6. Comprehensive Loss
     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(1,117)	$(3,496)
Change in net unrealized loss on investments	(96)	—

Total comprehensive loss	$(1,213)	$(3,496)

7. Fair Value Measurement
     SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.
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

     The following table presents our financial assets and liabilities that were accounted for at fair value as of March 31, 2009 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,786	$24,786	$—	$—
Corporate debt investments	11,022	—	11,022	—
Asset-backed securities	3,340	—	3,340	—
Commercial paper	26,228	—	26,228	—
Government-sponsored enterprises	20,392	—	20,392	—
Government securities	999	999	—	—
Certificate of deposit	2,002	—	2,002	—

Total cash equivalents and investments	88,769	$25,785	$62,984	$—

Cash	16,532

Total cash, cash equivalents and investments	$105,301

8. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
United States	$12,195	$9,534
All foreign countries	6,405	4,117

Consolidated total	$18,600	$13,651

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
10. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of March 31, 2009, we had total purchase commitments for inventory of approximately $6.3 million due within the next 12 months.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on
Form 10-K for the fiscal year ended December 31, 2008.
Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2009 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
     We sell our network security solutions to a diverse customer base that includes Fortune 1000 companies, Global 500 companies, U.S. government agencies and small and mid-size businesses. We also manage two of the security industry’s leading open source initiatives, Snort® and ClamAV®.

  Key Financial Metrics and Trends
     Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending of our customers, and the financial condition of our customers and the industries and geographic areas that we serve. During the second half of 2008 and continuing in 2009, the industries and geographic areas that we serve experienced weakness as macroeconomic conditions, credit market conditions, and levels of business confidence and activity deteriorated. During the fourth quarter of 2008 and continuing in 2009, some of our commercial customers delayed purchases of our products and services in response to these factors and the operating and financial difficulties facing these customers. We expect to continue to experience some delays in customer purchases but cannot yet predict if this trend will worsen or the extent to which customers may decide not to purchase our products and services as a result of these or other factors. We are continuing to monitor economic conditions and their potential effect on our customers and on us. A severe or prolonged economic downturn could affect our customers’ financial condition and the levels of business activity. This could reduce demand and depress pricing for our products and services, which could have a material adverse effect on our results of operations or financial condition.
     During the first quarter of 2009, a significant portion of our revenue growth resulted from sales of our products to U.S. government agencies. Contracts with the U.S. federal and state government agencies accounted for 14% and 8% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. We expect sales to U.S. government agencies to continue to account for a significant portion of our total revenue in 2009. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.
     We evaluate our performance on the basis of several performance indicators, including pricing and discounts, credit and collections, revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods.
  Pricing and Discounts
     We maintain a standard price list for all of our products. Additionally, we have a corporate policy that governs the level of discounts our sales organization may offer on our products, based on factors such as transaction size, volume of products, federal or state programs, reseller or distributor involvement and the level of technical support commitment. Our total product revenue and the resulting cost of revenue and gross profit percentage are directly affected by our ability to manage our product pricing policy. During the fourth quarter of 2008 and continuing in 2009, in some cases we increased discounts on the prices of our products and services as a result of the operating and financial difficulties facing our customers, and in response to discounts offered by our competitors. We expect the pressure to provide increased discounts to continue and, in the future, we may be forced to further discount or reduce our prices to remain competitive.
  Credit and Collections
     We evaluate the creditworthiness of our customers prior to accepting an order for our products and extending the customer terms of payment which typically range from 30 to 90 days from the date of our invoice. In the fourth quarter of 2008 and continuing in 2009, we experienced an increase in the aging of our outstanding receivables which we attributed to the decline in macroeconomic conditions and credit market conditions. Although our actual write-offs of uncollectible accounts were less than $10,000 for all of 2008, as a result of the increase in our aging, we increased our reserve for uncollectible accounts. We believe that the decline in macroeconomic conditions may lead to a further increase in the aging of our receivables and we may have to increase our reserve as a result.
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

     We sell our network security solutions globally. However, 66% and 70% of our revenue for the three months ended March 31, 2009 and 2008, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.
     Historically, our product revenue has been seasonal, with a significant portion of our total product revenue in recent fiscal years generated in the third and fourth quarters. While we expect this historical trend to continue, potential weakness in general economic conditions in the third and fourth quarters and the effects of increased U.S. government spending in the first and second quarters may result in this trend being less pronounced in 2009. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and quarterly comparisons. Revenue from our government customers has been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Notwithstanding these general seasonal patterns, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations and cash flows for a particular period and could therefore cause us to fail to meet the financial performance expectations of securities industry research analysts or investors.
  Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs, expense for inventory obsolescence and, in the limited instances where we lease our network security solutions to our customers, depreciation and amortization. Hardware costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of revenue in recent years because competition among hardware platform suppliers has remained strong and, therefore, unit hardware costs have remained consistent. Because of the competition among hardware suppliers and our outsourcing of the manufacture of our products to three separate domestic contract manufacturers, we currently have no reason to expect that our cost of product revenue as a percentage of total product revenue will change significantly in the foreseeable future due to hardware pricing increases. However, hardware or other costs of manufacturing may increase in the future. We incur labor and allocated overhead costs as part of managing our outsourced manufacturing process. Allocated overhead costs include facilities, supplies, communication and information systems and employee benefits. Overhead costs are reflected in each cost of revenue and operating expense category.
     Cost of services revenue includes the direct labor costs of our employees and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs. Additionally, we include in cost of services revenue an allocation of overhead costs, as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty. As our customer base continues to grow, we anticipate incurring an increasing amount of these service and repair costs, as well as costs for additional personnel to support and service our customers.
  Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, expense for inventory obsolescence, warranty expense, the cost of labor to generate such revenue and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter.

  Operating Expenses
     Research and Development.  Research and development expenses consist primarily of salaries and allocated overhead costs for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.
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
     Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, incentive compensation and allocated overhead costs for sales and marketing personnel; trade show, advertising, marketing and other brand-building costs; marketing consultants and other professional services; training, seminars and conferences; and travel and related costs.
     As we focus on increasing our market penetration, expanding internationally and continuing to build brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of our revenue, in the future.
     General and Administrative.  General and administrative expenses consist primarily of salaries, incentive compensation and allocated overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; and corporate insurance.
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
     We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For certain option awards that contain market conditions relating to our stock price achieving specified levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $1.2 million and $922,000 for the three months ended March 31, 2009 and 2008, respectively.

Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
Products	$9,868	$6,851	$3,017	44%
Percentage of total revenue	53%	50%
Technical support and professional services	8,732	6,800	1,932	28%
Percentage of total revenue	47%	50%

Total revenue	$18,600	$13,651	$4,949	36%

     The increase in our product revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was mostly driven by higher demand for our sensor products, primarily our higher performance 3D products. For the three months ended March 31, 2009, sensor product revenue increased $3.6 million over the prior-year quarter, which included a $2.6 million increase in our higher performance 3D products, partially offset by a $667,000 decrease in royalty revenue.
     The increase in our services revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as support renewals by our existing customers.
     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
Products	$2,767	$1,997	$770	39%
Percentage of total revenue	15%	15%
Technical support and professional services	1,382	1,041	341	33%
Percentage of total revenue	7%	8%

Total cost of revenue	$4,149	$3,038	$1,111	37%

Percentage of total revenue	22%	22%
     For the three months ended March 31, 2009, the increase in product cost of revenue, as compared to the three months ended March 31, 2008, was driven primarily by higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers. The increase in our services cost of revenue for the three months ended March 31, 2009 was attributable to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
Products	$7,101	$4,854	$2,247	46%
Product gross margin	72%	71%
Technical support and professional services	7,350	5,759	1,591	28%
Technical support and professional services gross margin	84%	85%

Total gross profit	$14,451	$10,613	$3,838	36%

Total gross margin	78%	78%
     Product gross margin for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, increased slightly, primarily due to the product mix sold being weighted more toward higher margin products, partially offset by additional product discounting due to competitive and global economic factors.

     Services gross margin for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, decreased slightly, primarily due to the increased costs of servicing the hardware component of our products covered under renewed support arrangements.
     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
Research and development	$3,320	$3,111	$209	7%
Percentage of total revenue	18%	23%
Sales and marketing	7,870	7,234	636	9%
Percentage of total revenue	42%	53%
General and administrative	3,843	4,414	(571)	(13)%
Percentage of total revenue	21%	32%
Depreciation and amortization	821	492	329	67%
Percentage of total revenue	4%	4%

Total operating expenses	$15,854	$15,251	$603	4%

Percentage of total revenue	85%	112%
     Research and development expenses for the three months ended March 31, 2009 increased over the prior-year quarter, primarily due to an increase of $181,000 in salaries, incentive compensation and allocated overhead costs as a result of additional personnel, an increase of $45,000 in consulting fees and an increase in stock-based compensation expense of $31,000.
     Sales and marketing expenses for the three months ended March 31, 2009 increased over the prior-year quarter, primarily due to an increase of $894,000 in salary, commissions and incentive compensation and allocated overhead costs as a result of additional sales and marketing personnel and increased revenue, partially offset by a decrease of $192,000 in advertising, promotion, partner-marketing programs and trade show expenses and a decrease of $163,000 in travel and travel-related expenses.
     General and administrative expenses for the three months ended March 31, 2009 decreased from the prior-year quarter, primarily due to a decrease of $691,000 in legal and corporate development expenses, a decrease of $316,000 for a one-time charge associated with our CEO transition in the prior year and a decrease of $232,000 in fees and expenses related to our Board of Directors, partially offset by an increase of $564,000 in salaries, incentive compensation and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and an increase of $193,000 in stock-based compensation expense.
     Depreciation and amortization expense for the three months ended March 31, 2009 increased over the prior-year quarter, primarily due to the depreciation associated with our new enterprise resource planning, or ERP, system, as well as the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.
     Other income, net and income tax expense. The following table shows our other income, net and income tax expense (in thousands):

	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
Other income, net	$361	$1,204	$(843)	(70)%
Percentage of total revenue	2%	9%
Income tax expense	$75	$62	$13	21%
Percentage of total revenue	0%	0%

     Other income, net for the three months ended March 31, 2009 decreased over the prior-year period, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash balances.
     We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2009 and December 31, 2008, our deferred tax assets were fully reserved, except for a $71,000 benefit which is expected to be available to offset foreign tax liabilities in the future. The provision for income taxes for the three months ended March 31, 2009 and 2008 primarily related to foreign income taxes.
Seasonality
     Our product revenue has tended to be seasonal. In our third quarter, we have historically benefited from the federal government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. We have historically generated a significant portion of our product revenue in the third and fourth quarters due to increased activity in Europe, coupled with North American enterprise customers who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases. While we expect this historical trend of a lower portion of our annual revenue in the first half of the year and a more significant portion of our annual revenue in the third and fourth quarters to continue, potential weakness in general economic conditions in the third and fourth quarters and the effects of increased U.S. government spending in the first and second quarters may result in this trend being less pronounced in 2009. The timing of these transactions could materially affect our quarterly or annual product revenue.
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
Liquidity and Capital Resources
Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Cash and cash equivalents:
Provided by operating activities	$4,269	$1,844
Provided by investing activities	6,676	9,859
Provided by financing activities	96	187

Increase	11,041	11,890
Net cash at beginning of period	39,768	33,071

Net cash at end of period	50,809	44,961
Investments	54,492	63,060

Total cash, cash equivalents and investments	$105,301	$108,021

     Operating Activities. Cash provided by operating activities for the three months ended March 31, 2009 is the result of our net loss of $1.1 million adjusted for $2.0 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $3.4 million. Receivables decreased $5.9 million primarily as a result of collections from our large year-end receivable balance.
     Investing Activities. Cash provided by investing activities for the three months ended March 31, 2009 was primarily the result of maturities of investments of $22.7 million, offset by purchases of investments of $15.3 million and capital expenditures of $639,000.

     Financing Activities. Cash provided by financing activities for the three months ended March 31, 2009 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through March 31, 2010 consist primarily of the funding of working capital requirements and capital expenditures and expenses for the ongoing implementation of our new ERP system. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of March 31, 2009, we had cash, cash equivalents and investments of $105.3 million and working capital of $101.6 million.
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
     Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan (the “ESPP”). For certain option awards that contain market conditions relating to our stock price achieving certain levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. Under the provisions of SFAS No. 123(R), the fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. For the three months ended March 31, 2009, we have assumed a forfeiture rate of 17% per annum for options and 14% per annum for restricted stock grants. We rely on historical experience of employee turnover to estimate our expected forfeitures.

     The following are the assumptions used in the Black-Scholes option valuation of stock options granted under our plans and employee stock purchases under the ESPP.
     Average risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the period in which the option was granted.
     Expected dividend yield — We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.
     Expected useful life — This is the period of time that stock options granted under our option plans and employee purchases under the ESPP are expected to remain outstanding.
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
     For purchases under the ESPP, the expected useful life is the plan period.
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
     For purchases under the ESPP, we use our historical volatility since we have historical data available since our IPO consistent with the expected useful life.
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

     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of March 31, 2009 and December 31, 2008, our deferred tax assets were fully reserved except for foreign deferred tax assets of $71,000, expected to be available to offset foreign tax liabilities in the future. We recorded a provision for income taxes of $75,000 and $62,000 for the three months ended March 31, 2009 and 2008, respectively, primarily related to foreign income taxes.
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
     Allowance for Doubtful Accounts and Sales Returns. We make estimates regarding the collectibility of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in our customer payment cycle. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if it does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.
      We make estimates regarding potential future product returns related to reported product revenue. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. Our judgment is used in connection with estimating the sales returns allowance in any accounting period. If any of the factors used to calculate the sales return allowance change, we may experience a material difference in the amount and timing of our product revenue for any period.
     Inventories. Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin.
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
     We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, where the decline is due primarily to changes in interest rates, and where we have the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities. The adoption did not have a material impact on our consolidated financial statements. On January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. The adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities did not have a material impact on our financial statements.
     In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. We will comply with the required disclosures of this FSP when it is effective.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. We do not expect this FSP to have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009. We do not expect this FSP to have a material impact on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2008 through March 31, 2009. Information regarding our market risk at December 31, 2008, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     For a discussion of pending legal proceedings, see Note 9, “Legal Proceedings”, in the Notes to the Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. RISK FACTORS
      Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In the three months ended March 31, 2009 and 2008, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
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
     The U.S. government has become an important customer for the network security market and for us. There can be no assurance that we will maintain or grow our revenue from the U.S. government. Contracts with the U.S. federal and state government agencies accounted for 14% and 8% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. Our reliance on government customers subjects us to a number of risks, including:
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
     We market and sell our software in North America, South America, Europe, Asia and Australia, and we plan to establish additional sales presence in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 34% and 30% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
We primarily utilize a just-in-time contract manufacturing and inventory process and depend on a limited number of manufacturers of our hardware products, which increases our vulnerability to supply disruption.
     Our ability to meet our customers’ demand for certain of our products depends upon obtaining adequate hardware platforms on a timely basis, which must be integrated with our software. We purchase hardware platforms through a limited number of contract manufacturers. For the intrusion sensor products that are used by our enterprise class customers, we rely on a limited number of manufacturers, each of which is the sole manufacturer of the hardware platforms for certain models of our intrusion sensor products. The unexpected termination of our relationship with any of these manufacturers would be disruptive to our business and our reputation, and could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.
     In addition, our contract manufacturers obtain materials from a limited number of suppliers. These suppliers may extend lead times, limit the supply to our manufacturers or increase prices due to capacity constraints or other factors. Although we work closely with our manufacturers and suppliers to avoid shortages, we may encounter these problems in the future. Our results of operations would be adversely affected if we were unable to obtain adequate supplies of hardware platforms in a timely manner or if there were significant increases in the costs of hardware platforms or problems with the quality of those hardware platforms.
In some cases, we purchase products from contract manufacturers and hold them in inventory pending sale to our customers. If demand for these products does not meet our expectations, or if these products become obsolete, we could be required to write down the value of our inventory, which would adversely affect our results of operations.
     Although we primarily utilize a just-in-time contract manufacturing and inventory process, in some cases we purchase products from contract manufacturers based on our expectations of future demand. We then hold these products in inventory pending sale to our customers. Demand for these products may not meet our expectations as a result of a number of factors, including: weakness in general economic conditions; reductions in our customers’ purchasing budgets, discounting of prices on competitive products; defects or perceived defects in the products; or the introduction by us or our competitors of new or enhanced products. If we reduce our estimate of future demand for our products held in inventory, or if such products become obsolete, we may recognize expenses relating to inventory write-offs, which would negatively impact our gross margin and results of operations.
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
     Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace. We have grown from 242 employees at March 31, 2008 to 288 employees at March 31, 2009. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters.
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
     As of May 4, 2009, we had 26,136,368 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes an aggregate of approximately 9.2 million shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our IPO, and who may sell such shares at their discretion subject, in some cases, to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

Exhibit Index

		Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2009.

SOURCEFIRE, INC.

By:	/s/ John C. Burris John C. Burris
Chief Executive Officer
(duly authorized officer)

By:	/s/ Todd P. Headley Todd P. Headley
Chief Financial Officer
and Treasurer
(principal financial officer)

By:	/s/ Nicholas G. Margarites Nicholas G. Margarites
Chief Accounting Officer and
VP of Finance
(principal accounting officer)