Form 10-Q
period 2009-06-30
SOURCEFIRE INC
filed 2009-08-07
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Registrant’s telephone number, including area code: (410) 290-1616
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting Company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2009, there were 26,605,435 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,703	$39,768
Short-term investments	56,538	59,343
Accounts receivable, net of allowances of $851 as of June 30, 2009 and $538 as of December 31, 2008	21,789	27,864
Inventory	3,316	4,521
Prepaid expenses and other current assets	3,130	2,115

Total current assets	131,476	133,611
Property and equipment, net	8,010	8,341
Intangible assets, net of accumulated amortization	402	465
Investments	5,047	2,457
Other assets	1,592	1,431

Total assets	$146,527	$146,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,413	$4,505
Accrued compensation and related expenses	3,194	4,229
Other accrued expenses	2,599	3,558
Current portion of deferred revenue	23,395	21,513
Other current liabilities	592	789

Total current liabilities	31,193	34,594
Deferred revenue, less current portion	2,860	2,595
Other long-term liabilities	90	75

Total liabilities	34,143	37,264

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 26,444,943 and 25,917,519 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	26	25
Additional paid-in capital	163,272	159,306
Accumulated deficit	(51,078)	(50,594)
Accumulated other comprehensive income	164	304

Total stockholders’ equity	112,384	109,041

Total liabilities and stockholders’ equity	$146,527	$146,305

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Products	$12,280	$8,677	$22,148	$15,528
Technical support and professional services	9,891	7,341	18,623	14,141

Total revenue	22,171	16,018	40,771	29,669

Cost of revenue:
Products	3,682	2,479	6,449	4,476
Technical support and professional services	1,393	1,197	2,775	2,238

Total cost of revenue	5,075	3,676	9,224	6,714

Gross profit	17,096	12,342	31,547	22,955
Operating expenses:
Research and development	3,396	3,147	6,716	6,258
Sales and marketing	8,428	7,945	16,298	15,179
General and administrative	3,992	4,531	7,835	8,945
Depreciation and amortization	830	585	1,651	1,077

Total operating expenses	16,646	16,208	32,500	31,459

Income (loss) from operations	450	(3,866)	(953)	(8,504)
Other income, net:
Interest and investment income	294	828	678	1,983
Interest expense	(6)	(36)	(16)	(36)
Other income (expense)	(36)	(11)	(49)	38

Total other income, net	252	781	613	1,985

Income (loss) before income taxes	702	(3,085)	(340)	(6,519)
Income tax expense	69	39	144	101

Net income (loss)	$633	$(3,124)	$(484)	$(6,620)

Net income (loss):
Basic	$0.02	$(0.12)	$(0.02)	$(0.27)

Diluted	$0.02	$(0.12)	$(0.02)	$(0.27)

Weighted average shares outstanding used in computing per share amounts:
Basic	26,249,424	25,154,568	26,092,712	24,960,471

Diluted	27,551,669	25,154,568	26,092,712	24,960,471

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

			Additional		Accumulated Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2009	25,917,519	$25	$159,306	$(50,594)	$304	$109,041
Exercise of common stock options	430,060	1	1,202	—	—	1,203
Issuance of common stock under employee stock purchase plan	40,826	—	176	—	—	176
Issuance of restricted common stock	56,538	—	—	—	—	—
Stock-based compensation expense	—	—	2,557	—	—	2,557
Excess tax benefits relating to share-based payments	—	—	31	—	—	31
Comprehensive loss:
Net loss for the six months ended June 30, 2009	—	—	—	(484)	—	(484)
Change in net unrealized gains and losses on investments	—	—	—	—	(140)	(140)

Total comprehensive loss						(624)

Balance as of June 30, 2009	26,444,943	$26	$163,272	$(51,078)	$164	$112,384

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(484)	$(6,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,692	1,092
Provision for (benefit from) doubtful accounts	93	(49)
Non-cash stock-based compensation	2,557	1,803
Excess tax benefits related to share-based payments	(31)	(10)
Amortization of premium on investments	(58)	(656)
Realized gain from sales of investments	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	5,982	6,175
Inventory	1,205	(252)
Prepaid expenses and other assets	(1,145)	(586)
Accounts payable	(3,091)	(3,178)
Accrued expenses	(1,994)	2,745
Deferred revenue	2,147	(46)
Other liabilities	(151)	39

Net cash provided by operating activities	6,722	434

Investing activities
Purchase of property and equipment	(1,298)	(4,552)
Purchase of investments	(44,417)	(49,580)
Proceeds from maturities of investments	44,550	56,113
Proceeds from sales of investments	—	3,230

Net cash (used in) provided by investing activities	(1,165)	5,211

Financing activities
Repayments of capital lease obligations	(32)	—
Proceeds from employee stock-based plans	1,379	498
Excess tax benefits related to share-based payments	31	10

Net cash provided by financing activities	1,378	508

Net increase in cash and cash equivalents	6,935	6,153
Cash and cash equivalents at beginning of period	39,768	33,071

Cash and cash equivalents at end of period	$46,703	$39,224

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
     We are a leading provider of Cybersecurity solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail and telecommunications) and federal, state and international government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.
     We are also the creator of Snort® and the owner of ClamAV®. Snort is an open source intrusion prevention technology that is incorporated into the IPS software component of the Sourcefire 3D System (Discover, Determine, Defend). ClamAV is an open source anti-virus and anti-malware project.
     In addition to our commercial and open source network security products, we offer a variety of services to aid our customers with installing and supporting Sourcefire Cybersecurity solutions. Available services include Customer Support, Education, Professional Services, our Sourcefire Vulnerability Research Team, or VRT, and Snort rule subscriptions.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
     On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, sales return allowance, warranty reserve, reserve for excess and obsolete inventory, useful lives of long-lived assets (including intangible assets), income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the period presented.
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
     We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded in earnings. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recorded in earnings and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, accounts receivable, cash surrender value on our split-dollar life insurance policy, accounts payable and deferred revenue. Due to their short-term nature, the fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets. The fair value of available-for-sale investments is determined using quoted market prices for those investments.
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
Inventories
     Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin. Inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2009	2008
Finished goods	$2,447	$3,436
Evaluation units	869	1,085

Total inventory	$3,316	$4,521

     Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory, are reflected as cost of product revenues and amounted to $927,000 and $155,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $275,000 for the six months ended June 30, 2009 and 2008, respectively.
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
     For each arrangement, we defer revenue recognition until: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed probable.
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
     For the three months and six months ended June 30, 2009, one customer, a distributor of our products to the U.S. government, accounted for greater than 10% of total revenue. For the three months and six months ended June 30, 2008, we had no significant customers that accounted for 10% of revenue recognized during such periods.

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
     We also offer an additional warranty as part of our technical support arrangements. We provide for this warranty through an advance replacement pool, which includes replacement units and spare parts. This pool is used to provide replacement units under the technical support arrangement if a customer’s unit is not functioning. This pool is included in other assets and is amortized using the straight-line method over their useful life, which is determined to be three years. Amortization expense is included in technical support and professional services cost of revenue on our consolidated statements of operations.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2009 and December 31, 2008, our deferred tax assets were fully reserved except for foreign deferred tax assets of $71,000, expected to be available to offset foreign tax liabilities in the future. Our second quarter and year-to-date tax provision consists principally of foreign income tax expense.
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
Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, which requires us to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The expense must be recognized ratably over the requisite service period following the date of grant. We applied the prospective transition method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this prospective transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock awards granted or modified after January 1, 2006. As we had used the minimum value method for valuing our stock options under the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, all options granted prior to January 1, 2006 continue to be accounted for under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, the pro forma disclosures that were required under the original provisions of SFAS No. 123 are no longer provided for outstanding awards accounted for under the intrinsic-value method of APB No. 25 beginning in periods after the adoption of SFAS No. 123(R). See Note 4 for additional discussion of stock-based compensation.
Recent Accounting Pronouncements
     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. The adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities did not have a material impact on our financial statements. See Note 7 for additional discussion of fair value measurements.
     In December 2007, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

3. Investments
     The following is a summary of available-for-sale investments as of June 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$25,227	$—	$—	$25,227
Corporate debt investments	11,896	22	(6)	11,912
Commercial paper	19,179	53	—	19,232
Government-sponsored enterprises	30,346	94	—	30,440
Government securities	999	1	—	1,000
Certificate of deposit	1,201	—	—	1,201

Total investments	88,848	$170	$(6)	89,012
Amounts classified as cash equivalents	(27,427)	—	—	(27,427)

Total available-for-sale investments	$61,421	$170	$(6)	$61,585

     Investments with unrealized losses at June 30, 2009 not recognized in income are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$3,486	$6	$—	$—	$3,486	$6
     As of June 30, 2009, the net unrealized holding gain on available-for-sale securities included in accumulated other comprehensive income totaled $164,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of June 30, 2009. There are three investments in an unrealized loss position. The unrealized losses related to these investments are entirely caused by non-credit related factors and we expect to fully recover the amortized cost basis of these investments. For the six months ended June 30, 2009, the deferred tax benefit recorded in other comprehensive loss was fully offset by the increase of the valuation allowance we recorded for related deferred tax assets.
     The net carrying value and estimated fair value of available-for-sale investments by contractual maturity as of June 30, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,388	$56,538
Due after one year through five years	5,033	5,047

Total	$61,421	$61,585

4. Stock-Based Compensation
     During 2002, we adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by our Board of Directors. As of June 30, 2009, we have reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.
     In March 2007, our Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2008, we had reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan. On January 1, 2009, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2008, or 1,036,701 shares. Therefore, as of June 30, 2009, we have reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan.

     The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of our Board of Directors, which determines the vesting period for awards under the plans, generally from three to five years. Options granted have a maximum term of 10 years. The exercise price of stock option awards is generally equal to at least the fair value of the common stock on the date of grant. The fair value of our common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Market on the date of grant.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options:
Average risk-free interest rate	2.53%	2.96%	2.37%	2.97%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected useful life (years)	6.25	6.25	6.25	6.25
Expected volatility	64.7%	64.5%	64.7%	65.6%
Weighted-average fair value per grant	$6.84	$4.17	$5.39	$4.24

Employee stock purchase plan:
Average risk-free interest rate	0.30%	—	0.30%	2.50%
Expected dividend yield	0.0	—	0.0	0.0
Expected useful life (years)	0.50	—	0.50	0.37
Expected volatility	77.5%	—	77.5%	57.5%
Weighted-average fair value per purchase	$3.52	—	$3.52	$1.64
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

     For stock options granted under the 2002 Plan and the 2007 Plan, given our limited historical stock data from our IPO in March 2007, we have used a blended volatility to estimate expected volatility. The blended volatility includes the average of our historical volatility from our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option.
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
     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008
Product cost of revenue	$14	$9	$25	$16
Services cost of revenue	21	11	54	32

Stock-based compensation expense included in cost of revenue	35	20	79	48

Research and development	211	167	416	341
Sales and marketing	397	299	780	642
General and administrative	712	395	1,282	772

Stock-based compensation expense included in operating expenses	1,320	861	2,478	1,755

Total stock-based compensation expense	$1,355	$881	$2,557	$1,803

Stock Options
     The following table summarizes stock option activity under the plans for the six months ended June 30, 2009 (in thousands, except share and per share data):

			Weighted-	Aggregate
	Number of	Range of	Average	Intrinsic
	Shares	Exercise Prices	Exercise Price	Value
Outstanding at December 31, 2008	3,296,322	$0.24 to 15.49	$5.26	$5,878
Granted	153,000	5.58 to 12.51	8.81
Exercised	(430,060)	0.24 to 12.26	2.80
Forfeited	(72,656)	5.26 to 13.10	9.74

Outstanding at June 30, 2009	2,946,606	$0.24 to 15.49	$5.69	$19,863

Vested and exercisable at June 30, 2009	1,572,735	$0.24 to 15.49	$4.04	$13,203

Vested and expected to vest at June 30, 2009	2,495,269		$5.33	$17,721

     The following table summarizes information about stock options outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted- Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$0.24 to 2.03	973,244	$1.10	4.82	973,244	$1.10
$3.69 to 6.77	1,166,494	6.42	8.77	214,626	5.82
$7.10 to 12.51	739,994	9.81	7.94	346,927	10.07
$13.10 to 15.49	66,874	14.10	7.34	37,938	14.09

	2,946,606	$5.69	7.22	1,572,735	$4.04

     The aggregate intrinsic value of all options exercised during the six months ended June 30, 2009 and 2008 was $3.3 million and $2.7 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $732,000 and $439,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $974,000 for the six months ended June 30, 2009 and 2008, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2009 was $4.5 million, which will be recognized over a weighted average period of 2.82 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the six months ended June 30, 2009:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	656,361	$7.77
Granted	56,538	9.21
Vested	(148,747)	7.38
Forfeited	—	—

Unvested at June 30, 2009	564,152	8.00

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
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant, or the estimated fair value of the common stock if granted prior to our IPO. The total compensation expense related to restricted stock awards for the three months ended June 30, 2009 and 2008 was $451,000 and $410,000, respectively, and $957,000 and $759,000 for the six months ended June 30, 2009 and 2008, respectively.
     As of June 30, 2009, there was $2.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.49 years.

Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the six months ended June 30, 2009:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	—	$—
Granted	544,500	9.58
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2009	544,500	$9.58

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
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the three months and six months ended June 30, 2009 was $124,000, and $142,000, respectively. No restricted stock units were granted in 2008.
     As of June 30, 2009, there was $3.1 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 4.19 years.
Employee Stock Purchase Plan
     On October 3, 2007, our stockholders approved the ESPP that had previously been approved by our Board of Directors. We adopted the ESPP to provide a means by which our employees, and the employees of any parent or subsidiary as may be designated by the Board of Directors, will be given an opportunity to purchase shares of our common stock. The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. The Compensation Committee of our Board of Directors administers the ESPP. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. During the six months ended June 30, 2009, an aggregate of 40,826 shares were purchased under the ESPP for a total of $176,633. The total compensation expense related to the ESPP for the three months ended June 30, 2009 and 2008 was $45,000 and $32,000, respectively, and $82,000 and $70,000 for the six months ended June 30, 2009 and 2008.
5. Earnings per Share
     Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units.

     The calculation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2009 and 2008 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$633	$(3,124)	$(484)	$(6,620)

Weighted-average shares of common stock outstanding — basic	26,249,424	25,154,568	26,092,712	24,960,471
Dilutive effect of employee stock plans	1,302,245	—	—	—

Weighted-average shares of common stock outstanding — diluted	27,551,669	25,154,568	26,092,712	24,960,471

Net income (loss):
Basic	$0.02	$(0.12)	$(0.02)	$(0.27)
Diluted	$0.02	$(0.12)	$(0.02)	$(0.27)

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008
Options to purchase common stock	690,857	3,111,583	3,206,181	3,112,167
Restricted stock units	61,835	—	226,779	—

	752,692	3,111,583	3,432,960	3,112,167

6. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$633	$(3,124)	$(484)	$(6,620)
Change in net unrealized gains (losses) on investments	(44)	(263)	(140)	40

Total comprehensive income (loss)	$589	$(3,387)	$(624)	$(6,580)

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
     The following table presents our financial assets and liabilities that were accounted for at fair value as of June 30, 2009 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$25,227	$25,227	$—	$—
Corporate debt investments	11,912	—	11,912	—
Commercial paper	19,232	—	19,232	—
Government-sponsored enterprises	30,440	—	30,440	—
Government securities	1,000	1,000	—	—
Certificate of deposit	1,201	—	1,201	—

Total cash equivalents and investments	89,012	$26,227	$62,785	$—

Cash	19,276

Total cash, cash equivalents and investments	$108,288

     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, which are recognized at fair value when they are considered to be impaired. In the first six months of 2009, there were no fair value measurements for assets or liabilities on a non-recurring basis.
8. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$17,964	$11,489	$30,159	$21,023
All foreign countries	4,207	4,529	10,612	8,646

Consolidated total	$22,171	$16,018	$40,771	$29,669

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
     These actions claimed to be filed on behalf of all persons or entities who purchased our common stock pursuant to an allegedly false and misleading registration statement and prospectus issued in connection with our March 9, 2007 IPO. These lawsuits alleged violations of Section 11, Section 12 and Section 15 of the Securities Act of 1933, as amended, in connection with allegedly material misleading statements and/or omissions contained in our registration statement and prospectus issued in connection with the IPO. The plaintiffs sought, among other things, a determination of class action status, compensatory and rescission damages, a rescission of the initial public offering, as well as fees and costs on behalf of a putative class.

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
     On February 11, 2009, we filed a settlement stipulation and related papers with the Court, tentatively settling all claims in the litigation. The Court approved the settlement on June 12, 2009 and the Court’s order approving the settlement became effective on July 12, 2009. The settlement resulted in the dismissal of the claims against all defendants. The settlement included a cash payment of $3.2 million by the defendants, $3.1 million of which was paid by our insurer and $0.1 million of which was paid by us. Neither we nor any of the other defendants admitted any wrongdoing in connection with the settlement.
     From time to time, we are involved in other disputes and legal actions arising in the ordinary course of our business.
10. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2009, we had total purchase commitments for inventory of approximately $4.2 million due within the next 12 months.
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

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
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
Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2009 as compared to the three months and six months ended June 30, 2008.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2009 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
Overview
     We are a leading provider of Cybersecurity solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail, and telecommunications) and federal, state and international government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.
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
     During the three months and six months ended June 30, 2009, a significant portion of our revenue growth resulted from sales of our products to U.S. government agencies. Contracts with the U.S. federal and state government agencies accounted for 31% and 13% of our total revenue for the three months ended June 30, 2009 and 2008, respectively, and 23% and 11% for the six months ended June 30, 2009 and 2008, respectively. We expect sales to U.S. government agencies to continue to account for a significant portion of our total revenue in 2009. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.
     We evaluate our performance on the basis of several performance indicators, including pricing and discounts, credit and collections, revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods.
Pricing and Discounts
     We maintain a standard price list for all of our products. Additionally, we have a corporate policy that governs the level of discounts our sales organization may offer on our products, based on factors such as transaction size, volume of products, federal or state programs, reseller or distributor involvement and the level of technical support commitment. Our total product revenue and the resulting gross profit percentage are directly affected by our ability to manage our product pricing policy. During the fourth quarter of 2008 and continuing in 2009, in some cases we increased discounts on the prices of our products and services as a result of the operating and financial difficulties facing our customers, and in response to discounts offered by our competitors. We expect the pressure to provide increased discounts to continue and, in the future, we may be forced to further discount or reduce our prices to remain competitive, which could have a material impact on our revenues and gross profit percentage.
Credit and Collections
     We evaluate the creditworthiness of our customers prior to accepting an order for our products and extending the customer terms of payment which typically range from 30 to 90 days from the date of our invoice. In the fourth quarter of 2008 and continuing in 2009, we experienced an increase in the aging of our outstanding receivables which we attributed to the decline in macroeconomic conditions and credit market conditions. As a result of the increase in our aging, we increased our reserve for uncollectible accounts. Any further decline in macroeconomic conditions may lead to a further increase in the aging of our receivables and we may have to increase our reserve as a result.
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
     We sell our network security solutions globally. However, 81% and 72% of our revenue for the three months ended June 30, 2009 and 2008, respectively, and 74% and 71% for the six months ended June 30, 2009 and 2008, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 73% and 71% of total product revenue for the three months ended June 30, 2009 and 2008, respectively, and 75% and 69% of total product revenue for the six months ended June 30, 2009 and 2008, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2009.
     Historically, our product revenue has been seasonal, with a significant portion of our total product revenue in recent fiscal years generated in the third and fourth quarters. While we expect this historical trend to continue, any further decline in general economic conditions in the third and fourth quarters and the effects of increased U.S. government spending in the first and second quarters may result in this trend being less pronounced in 2009. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and quarterly comparisons. Revenue from our government customers has been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the third quarter. Notwithstanding these general seasonal patterns, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations and cash flows for a particular period and could therefore cause us to fail to meet the financial performance expectations of financial and industry research analysts or investors.
Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs, expense for inventory obsolescence and, in the limited instances where we lease our network security solutions to our customers, depreciation and amortization. We incur labor and allocated overhead costs as part of managing our outsourced manufacturing process. Allocated overhead costs include facilities, supplies, communication and information systems and employee benefits. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increasing amount of both direct and overhead expenses to supply and manage the increased volume. Hardware unit costs, our most significant cost item, have generally remained constant on a per unit basis; however, hardware unit costs or other costs of manufacturing may increase in the future.
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

Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, expense for inventory excess and obsolescence, warranty expense, the cost of labor to generate revenue and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a higher-margin product could reduce our total gross profit percentage for that quarter.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of salaries, incentive compensation and allocated overhead costs for our engineers, costs for professional services to test our products, and costs associated with data used by us in our product development.
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
     We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For certain option awards that contain market conditions relating to our stock price achieving specified levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $1.4 million and $881,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.6 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively.

Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Products	$12,280	$8,677	$3,603	42%	$22,148	$15,528	$6,620	43%
Percentage of total revenue	55%	54%			54%	52%
Technical support and professional services	9,891	7,341	2,550	35%	18,623	14,141	4,482	32%
Percentage of total revenue	45%	46%			46%	48%

Total revenue	$22,171	$16,018	$6,153	38%	$40,771	$29,669	$11,102	37%

     The increase in our product revenue for the three months and six months ended June 30, 2009, as compared to the prior-year periods, was mostly driven by higher volume demand for our sensor products, primarily our higher performance 3D products. For the three months and six months ended June 30, 2009, sensor product revenue increased $3.6 million and $7.2 million, respectively, over the prior-year periods, which included a $2.2 million and $4.8 million increase, respectively, in our higher performance 3D products.
     The increase in our services revenue for the three months and six months ended June 30, 2009, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as support renewals by our existing customers.
     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Products	$3,682	$2,479	$1,203	49%	$6,449	$4,476	$1,973	44%
Percentage of total revenue	17%	15%			16%	15%
Technical support and professional services	1,393	1,197	196	16%	2,775	2,238	537	24%
Percentage of total revenue	6%	7%			7%	8%

Total cost of revenue	$5,075	$3,676	$1,399	38%	$9,224	$6,714	$2,510	37%

Percentage of total revenue	23%	23%			23%	23%
     For the three months and six months ended June 30, 2009, the increase in product cost of revenue, as compared to the prior-year periods, was driven primarily by higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers, and a write-down of $833,000 for excess and obsolete inventory as a result of the introduction of newer products. The increase in our services cost of revenue for the three months and six months ended June 30, 2009 was attributable to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Products	$8,598	$6,198	$2,400	39%	$15,699	$11,052	$4,647	42%
Product gross margin	70%	71%			71%	71%
Technical support and professional services	8,498	6,144	2,354	38%	15,848	11,903	3,945	33%
Technical support and professional services gross margin	86%	84%			85%	84%

Total gross profit	$17,096	$12,342	$4,754	39%	$31,547	$22,955	$8,592	37%

Total gross margin	77%	77%			77%	77%
     Product gross margin for the three months and six months ended June 30, 2009 remained relatively constant compared to the prior-year periods, as higher margins on product revenue, primarily due to the product mix sold favoring products with higher gross margins, were offset by a write-down of $833,000 for excess and obsolete inventory as a result of the introduction of newer products.

     Services gross margin for the three months and six months ended June 30, 2009, as compared to the prior-year periods, increased slightly, primarily due to service revenue increasing at a higher rate than service expense.
     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Research and development	$3,396	$3,147	$249	8%	$6,716	$6,258	$458	7%
Percentage of total revenue	15%	20%			16%	21%
Sales and marketing	8,428	7,945	483	6%	16,298	15,179	1,119	7%
Percentage of total revenue	38%	50%			40%	51%
General and administrative	3,992	4,531	(539)	(12)%	7,835	8,945	(1,110)	(12)%
Percentage of total revenue	18%	28%			19%	30%
Depreciation and amortization	830	585	245	42%	1,651	1,077	574	53%
Percentage of total revenue	4%	4%			4%	4%

Total operating expenses	$16,646	$16,208	$438	3%	$32,500	$31,459	$1,041	3%

Percentage of total revenue	75%	101%			80%	106%
     Research and development expenses for the three months ended June 30, 2009 increased over the prior-year quarter, primarily due to an increase of $320,000 in salaries, incentive compensation and allocated overhead costs as a result of additional personnel and increased overhead costs, partially offset by a decrease of $111,000 in consulting fees. For the six months ended June 30, 2009, research and development expenses increased over the prior year period, primarily due to an increase of $482,000 in salaries, incentive compensation and allocated overhead costs as a result of additional personnel and increased overhead costs.
     Sales and marketing expenses for the three months ended June 30, 2009 increased over the prior-year quarter, primarily due to an increase of $517,000 in salary, commissions and incentive compensation and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, and an increase of $203,000 in consulting fees, partially offset by a decrease of $261,000 in advertising, promotion, partner-marketing programs and trade show expenses and a decrease of $150,000 in travel and travel-related expenses. For the six months ended June 30, 2009, sales and marketing expenses increased over the prior year period, primarily due to an increase of $1.2 million in salary, commissions and incentive compensation and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, and an increase of $313,000 in consulting fees and an increase of $138,000 in stock-based compensation expense, partially offset by a decrease of $454,000 in advertising, promotion, partner-marketing programs and trade show expenses and a decrease of $312,000 in travel and travel-related expenses.
     General and administrative expenses for the three months ended June 30, 2009 decreased from the prior-year quarter, primarily due to a decrease of $793,000 in corporate development expenses and professional fees related to legal, accounting, information technology, audit, tax and regulatory compliance and a decrease of $386,000 for a one-time charge associated with our CEO transition in the prior year, partially offset by an increase of $262,000 in salaries, incentive compensation and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, and an increase of $317,000 in stock-based compensation expense. For the six months ended June 30, 2009, general and administrative expenses decreased over the prior year, primarily due to a decrease of $1.5 million in corporate development expenses and professional fees related to legal, accounting, information technology, audit, tax and regulatory compliance, a decrease of $224,000 in director attendance, retainer and other board-related fees and a decrease of $742,000 for a one-time charge associated with our CEO transition in the prior year, partially offset by an increase of $700,000 in salaries, incentive compensation and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, and an increase of $510,000 in stock-based compensation expense.
     Depreciation and amortization expense for the three months and six months ended June 30, 2009 increased over the prior-year periods, primarily due to the depreciation associated with our new enterprise resource planning, or ERP, system, as well as the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.

     Other income, net and income tax expense. The following table shows our other income, net and income tax expense (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Other income, net	$252	$781	$(529)	(68)%	$613	$1,985	$(1,372)	(69)%
Percentage of total revenue	1%	5%			2%	7%
Income tax expense	$69	$39	$30	77%	$144	$101	$43	43%
Percentage of total revenue	0%	0%			0%	0%
     Other income, net for the three months and six months ended June 30, 2009 decreased from the prior-year periods, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash balances.
     We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2009 and December 31, 2008, our deferred tax assets were fully reserved, except for a $71,000 benefit which is expected to be available to offset foreign tax liabilities in the future. The provision for income taxes for the three months and six months ended June 30, 2009 and 2008 primarily related to foreign income taxes.
Seasonality
     Our product revenue has tended to be seasonal, with a significant portion generated in the third and fourth quarters. In our third quarter, sales have historically benefited from the U.S. government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. In the fourth quarter, sales have historically been strong due to purchases by North American enterprise customers, who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases, and increased activity in Europe. While we expect this historical trend of a lower portion of our annual revenue in the first half of the year and a more significant portion of our annual revenue in the third and fourth quarters to continue, any further decline in general economic conditions in the third and fourth quarters and the effects of increased U.S. government spending in the first and second quarters may result in this trend being less pronounced in 2009. The timing of these transactions could materially affect our quarterly or annual product revenue.
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

Liquidity and Capital Resources
Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Cash and cash equivalents:
Provided by operating activities	$6,722	$434
(Used in) provided by investing activities	(1,165)	5,211
Provided by financing activities	1,378	508

Increase in cash and cash equivalents	6,935	6,153
Net cash and cash equivalents at beginning of period	39,768	33,071

Net cash and cash equivalents at end of period	46,703	39,224
Investments	61,585	64,911

Total cash, cash equivalents and investments	$108,288	$104,135

     Operating Activities. Cash provided by operating activities for the six months ended June 30, 2009 is the result of our net loss of $484,000 adjusted for $4.3 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $2.9 million. Receivables decreased $6.0 million primarily as a result of collections from our large year-end receivable balance. Cash provided by operating activities for the six months ended June 30, 2008 is the result of our net loss of $6.6 million adjusted for $2.2 million of net non-cash revenues and expenses and changes in working capital of $4.8 million.
     Investing Activities. Cash used in investing activities for the six months ended June 30, 2009 was primarily the result of purchases of investments of $44.4 million and capital expenditures of $1.3 million, offset by maturities of investments of $44.6 million. Cash provided by investing activities for the six months ended June 30, 2008 was primarily the result of maturities of investments of $56.1 million, offset by purchases of investments of $49.6 million and capital expenditures of $4.6 million. Capital expenditures for the six months ended June 30, 2008 includes $2.0 million of capitalized costs associated with the implementation of our new ERP system.
     Financing Activities. Cash provided by financing activities for the six months ended June 30, 2009 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans. Cash provided by financing activities for the six months ended June 30, 2008 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through June 30, 2010 consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of June 30, 2009, we had cash, cash equivalents and investments of $108.3 million and working capital of $100.3 million.
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
     Revenue Recognition. We recognize substantially all of our revenue in accordance with AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. For each arrangement, we defer revenue recognition until persuasive evidence of an arrangement exists, such as a signed contract; delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; the fee is fixed or determinable; and collection of the fee is probable. We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence. If vendor-specific objective evidence of fair value does not exist for each of the deliverables, we defer all revenue from the arrangement until the earlier of the point at which sufficient vendor-specific objective evidence of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. However, if the only undelivered elements are elements for which we currently have vendor-specific objective evidence of fair value, we recognize revenue for the delivered elements based on the residual method.
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
     For stock options granted, given our limited historical stock data from our IPO in March 2007, we have used a blended volatility to estimate expected volatility. The blended volatility includes the average of our historical volatility from our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option.
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
     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of June 30, 2009 and December 31, 2008, our deferred tax assets were fully reserved except for foreign deferred tax assets of $71,000, expected to be available to offset foreign tax liabilities in the future. Our provision for income taxes primarily relates to foreign income taxes.
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
     Inventories. Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin.
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
     We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded in earnings. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recorded in earnings and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.
Recent Accounting Pronouncements
     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 by one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS No. 157 for non-financial assets and liabilities. The adoption of SFAS No. 157 as it pertains to non-financial assets and non-financial liabilities did not have a material impact on our financial statements. See Note 7 to our consolidated financial statements for additional discussion of fair value measurements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly and includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2008 through June 30, 2009. Information regarding our market risk at December 31, 2008, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., Sonicwall, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the allegations of infringement against us are without merit, and we intend to defend this case vigorously on that basis. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.
     For a discussion of other pending legal proceedings, see Note 9, “Legal Proceedings,” in the Notes to the Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.
Economic, market and political conditions, including the current global recession, may adversely affect our revenue and results of operations.
     Our business depends significantly on a range of factors that are beyond our control. These include:
•	general economic and business conditions;

•	the overall demand for network security products and services; and

•	constraints on budgets and changes in spending priorities of corporations and government agencies.
     The ongoing global financial recession has resulted in the significant weakening of the economy in the United States and of the global economy, the lack of availability of credit, the reduction in business confidence and activity, and other factors that may affect one or more of the industries to which we sell our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. These customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. In addition, negative effects on the financial condition of our resellers and distributors could affect their ability or willingness to market our product and service offerings; negative effects on the financial condition of our product manufacturers could affect their ability to manufacture our products; and declines in economic and market conditions could impair our short-term investment portfolio. Any of these developments would adversely affect our revenue and results of operations.
We have had operating losses each year since our inception, our operating expenses may continue to increase and we may never reach or maintain profitability.
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
     In the six months ended June 30, 2009 and 2008, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
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
     The U.S. government has become an important customer for the network security market and for us. There can be no assurance that we will maintain or grow our revenue from the U.S. government. Contracts with the U.S. federal and state government agencies accounted for 23% and 11% of our total revenue for the six months ended June 30, 2009 and 2008, respectively. Our reliance on government customers subjects us to a number of risks, including:
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
     We market and sell our software in the United States and internationally, and we plan to increase our international sales presence. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 26% and 29% of our total revenue for the six months ended June 30, 2009 and 2008, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
     Technology products such as ours, which interact with multiple components of complex networks, are increasingly subject to infringement claims as the functionality of products in different industry segments overlaps. Third parties may assert claims or initiate litigation related to exclusive copyright, trademark, patent, trade secret or other intellectual property rights with respect to technologies that are relevant to our business. For example, as described under “Legal Proceedings” above, we have been named as a defendant in a patent infringement lawsuit brought by Enhanced Security Research, or ESR. Third party asserted claims and/or initiated litigation can include claims against us or our customers, end-users, manufacturers, suppliers, partners or distributors, alleging infringement of intellectual property rights with respect to our existing or future products (or components of those products). Any such intellectual property claims, with or without merit, could:
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
     ESR’s complaint alleges, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the allegations of infringement against us are without merit, and we intend to defend this case vigorously on that basis. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.
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
     We utilize various types of software licensed from unaffiliated third parties. For example, we license database software from MySQL that we use in our 3D Sensors, our RNA Sensors and our Defense Centers. Our Agreement with MySQL permits us to distribute MySQL software on our products to our customers worldwide until June 30, 2014. Our agreement with MySQL gives us the unlimited right to distribute MySQL software in exchange for a one-time lump-sum payment. We believe that the MySQL agreement is material to our business because we have spent a significant amount of development resources to allow the MySQL software to function in our products. If we were forced to find replacement database software for our products, we would be required to expend resources to implement a replacement database in our products, and there would be no guarantee that we would be able to procure the replacement on the same or similar commercial terms.
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
Future litigation could have a material adverse impact on our results of operation, financial condition and liquidity.
     In addition to intellectual property litigation, from time to time we have been, and may be in the future, subject to litigation, including stockholder derivative actions. Risks associated with legal liability often are difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. We may in the future be the target of additional proceedings, with or without merit, and these proceedings may result in substantial costs and divert management’s attention and resources.
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
     Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources. We will likely not continue to grow at our historical pace. We have grown from 261 employees at June 30, 2008 to 285 employees at June 30, 2009. Since January 1, 2005, we have opened additional sales offices and have significantly expanded our operations. This rapid growth has strained our facilities and required us to lease additional space at our headquarters.
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
     As of August 4, 2009, we had 26,605,435 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our IPO, and who may sell such shares at their discretion subject, in some cases, to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Any material disruption or problem with the operation of our enterprise resource planning system may result in disruption to our business, operating processes and internal controls.
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
     We cannot assure you that the system will work as we currently intend. Any material disruption or similar problems with the operation of this ERP system could have a material negative effect on our business and results of operations. In addition, if our information system resources are inadequate, we may be required to undertake costly modifications and the growth of our business could be harmed.
Potential uncertainty resulting from unsolicited acquisition proposals and related matters may adversely affect our business.
     During the second quarter of 2008, we received two unsolicited proposals from a privately held company to acquire all of the outstanding shares of our common stock. In each case, our Board of Directors, after carefully reviewing the proposal, unanimously concluded that the proposal was not in the best interests of Sourcefire and its stockholders. The review and consideration of the acquisition proposals and related matters required the expenditure of significant time and resources by us. There can be no assurance we will not, in the future, receive unsolicited proposals to acquire us. Such proposals may create uncertainty for our employees, customers and business partners. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and business partners to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive. These matters, alone or in combination, may harm our business.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held an annual meeting of our stockholders on May 14, 2009. The results of the voting on the matters submitted to the stockholders are as follows:
  1. To elect the following two nominees for election as directors to hold office until the 2012 Annual Meeting of Stockholders:

	Votes For	Withheld
Michael Cristinziano	18,115,313	2,771,661
Steven R. Polk	17,316,374	3,570,600
  2. To ratify the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm the year ending December 31, 2009. The voting tabulation on the matter was 20,568,990 votes for, 275,614 votes against, and 42,370 abstentions.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

SOURCEFIRE, INC.

By:	/s/ John C. Burris

John C. Burris
Chief Executive Officer
(duly authorized officer)

By:	/s/ Todd P. Headley

Todd P. Headley
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

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