Form 10-Q
period 2009-09-30
SOURCEFIRE INC
filed 2009-11-05
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐    No ☑
     As of November 2, 2009, there were 26,894,675 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,433	$39,768
Short-term investments	54,204	59,343
Accounts receivable, net of allowances of $1,020 as of September 30, 2009 and $538 as of December 31, 2008	25,872	27,864
Inventory	5,615	4,521
Prepaid expenses and other current assets	3,329	2,115

Total current assets	133,453	133,611
Property and equipment, net	7,530	8,341
Intangible assets, net of accumulated amortization	370	465
Investments	13,811	2,457
Other assets	773	1,431

Total assets	$155,937	$146,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,965	$4,505
Accrued compensation and related expenses	4,240	4,229
Other accrued expenses	3,002	3,558
Current portion of deferred revenue	24,040	21,513
Other current liabilities	493	789

Total current liabilities	33,740	34,594
Deferred revenue, less current portion	3,306	2,595
Other long-term liabilities	89	75

Total liabilities	37,135	37,264

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 26,857,636 and 25,917,519 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	26	25
Additional paid-in capital	167,044	159,306
Accumulated deficit	(48,381)	(50,594)
Accumulated other comprehensive income	113	304

Total stockholders’ equity	118,802	109,041

Total liabilities and stockholders’ equity	$155,937	$146,305

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Products	$16,650	$12,661	$38,798	$28,189
Technical support and professional services	10,773	7,628	29,396	21,769

Total revenue	27,423	20,289	68,194	49,958

Cost of revenue:
Products	4,281	3,585	10,730	8,061
Technical support and professional services	1,786	1,345	4,561	3,583

Total cost of revenue	6,067	4,930	15,291	11,644

Gross profit	21,356	15,359	52,903	38,314
Operating expenses:
Research and development	4,227	3,267	10,943	9,525
Sales and marketing	9,164	8,655	25,462	23,834
General and administrative	4,604	4,984	12,439	13,929
Depreciation and amortization	815	775	2,466	1,852

Total operating expenses	18,810	17,681	51,310	49,140

Income (loss) from operations	2,546	(2,322)	1,593	(10,826)
Other income, net:
Interest and investment income	190	683	868	2,666
Interest expense	—	(2)	(16)	(38)
Other expense	(45)	(39)	(94)	(1)

Total other income, net	145	642	758	2,627

Income (loss) before income taxes	2,691	(1,680)	2,351	(8,199)
Income tax (benefit) expense	(6)	39	138	140

Net income (loss)	$2,697	$(1,719)	$2,213	$(8,339)

Net income (loss) per share:
Basic	$0.10	$(0.07)	$0.08	$(0.33)

Diluted	$0.09	$(0.07)	$0.08	$(0.33)

Weighted average shares outstanding used in computing per share amounts:
Basic	26,662,046	25,698,879	26,284,576	25,208,404

Diluted	28,487,916	25,698,879	27,686,847	25,208,404

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2009	25,917,519	$25	$159,306	$(50,594)	$304	$109,041
Exercise of common stock options	858,044	1	3,047	—	—	3,048
Issuance of common stock under employee stock purchase plan	40,826	—	176	—	—	176
Issuance of restricted common stock	56,538	—	—	—	—	—
Cancellation of restricted common stock	(15,291)	—	—	—	—	—
Stock-based compensation expense	—	—	4,426	—	—	4,426
Excess tax benefits relating to share-based payments	—	—	89	—	—	89
Comprehensive income:
Net income for the nine months ended September 30, 2009	—	—	—	2,213	—	2,213
Change in net unrealized gains and losses on investments	—	—	—	—	(191)	(191)
Total comprehensive income						2,022

Balance as of September 30, 2009	26,857,636	$26	$167,044	$(48,381)	$113	$118,802

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income (loss)	$2,213	$(8,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,547	1,874
Provision for doubtful accounts	223	27
Non-cash stock-based compensation	4,426	3,370
Excess tax benefits related to share-based payments	(89)	(24)
Amortization of premium on investments	112	(871)
Loss on disposal of assets	—	7
Realized gain from sales of investments	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	1,769	(3,749)
Inventory	140	672
Prepaid expenses and other assets	(1,790)	(891)
Accounts payable	(2,540)	(3,062)
Accrued expenses	(456)	2,046
Deferred revenue	3,238	1,442
Other liabilities	(250)	(113)

Net cash provided by (used in) operating activities	9,543	(7,634)

Investing activities
Purchase of property and equipment	(1,641)	(5,566)
Purchase of investments	(66,743)	(73,137)
Proceeds from maturities of investments	60,225	77,663
Proceeds from sales of investments	—	3,230

Net cash (used in) provided by investing activities	(8,159)	2,190

Financing activities
Repayments of capital lease obligations	(32)	(17)
Proceeds from employee stock-based plans	3,224	1,105
Repurchase of common stock	—	(140)
Excess tax benefits related to share-based payments	89	24

Net cash provided by financing activities	3,281	972

Net increase (decrease) in cash and cash equivalents	4,665	(4,472)
Cash and cash equivalents at beginning of period	39,768	33,071

Cash and cash equivalents at end of period	$44,433	$28,599

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
     We are a leading provider of intelligent Cybersecurity solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail and telecommunications) and federal, state and international government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.
     We are also the creator of Snort® and the owner of ClamAV®. Snort is an open source intrusion prevention technology that is incorporated into the intrusion prevention system, or IPS, software component of the Sourcefire 3D System (Discover, Determine, Defend). ClamAV is an open source anti-virus and anti-malware project.
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
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods. We have evaluated all subsequent events through November 5, 2009, the date the financial statements were issued.
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
  Investments
     We determine the appropriate classification of our securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, asset-backed securities, commercial paper, government-sponsored enterprises, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income. (See Note 3 for further discussion of the classification of our investments.)
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
  Allowance for Doubtful Accounts and Sales Returns
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $690,000 and $538,000, respectively.
     We make estimates regarding potential future product returns related to reported product revenue. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. Our judgment is used in connection with estimating the sales returns allowance in any accounting period. If any of the factors used to calculate the sales return allowance change, we may experience a material difference in the amount and timing of our product revenue for any period. As of September 30, 2009, the sales return allowance was $330,000. There was no sales return allowance as of December 31, 2008.
  Inventories
     Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include replacement units and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning. In prior periods, advance replacement units were included in other assets and depreciated using the straight-line method. In the third quarter of 2009, we reclassified them to inventory to better reflect the nature of the assets. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin.

     Inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2009	2008
Finished goods	$3,301	$3,436
Evaluation units	972	1,085
Advance replacement units	1,342	—

Total inventory	$5,615	$4,521

     Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory, are reflected as cost of revenues and amounted to $977,000 and $380,000 for the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $655,000 for the nine months ended September 30, 2009 and 2008, respectively.
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
     All amounts billed or received in excess of the revenue recognized are included in deferred revenue. In addition, we defer all direct costs associated with revenue that has been deferred. These amounts are included in either prepaid expenses or other current assets or inventory in the accompanying balance sheets, depending on the nature of the costs and the reason for the deferral.
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

     For the three months and nine months ended September 30, 2009, one customer, a distributor of our products to the U.S. government, accounted for greater than 10% of total revenue. For the three months ended September 30, 2008, we had two significant customers, both distributors of our products to the U.S. government, that each accounted for greater than 10% of revenue. For the nine months ended September 30, 2008, we had one significant customer, a distributor of our products to the U.S. government, that accounted for greater than 10% of revenue.
  Warranty
     Under our standard warranty arrangement, we warrant that our software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, we warrant that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. We further agree to repair or replace software or products that do not conform to those warranties. The one year warranty on hardware coincides with the hardware warranty that we obtain from the manufacturer. We estimate the additional costs, if any, that may be incurred under our warranties outside of the warranties supplied by the manufacturer and record a liability at the time product revenue is recognized. Factors that affect our warranty liability include the number of sold units, historical and anticipated rates of warranty claims and the estimated cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. While actual warranty costs have historically been within our cost estimations, it is possible that warranty rates could increase in the future due to new hardware introductions, general hardware component cost and availability, among other factors.
  Income Taxes
     The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2009 and December 31, 2008, our deferred tax assets were fully reserved except for foreign deferred tax assets of $69,000 and $71,000, respectively, expected to be available to offset foreign tax liabilities in the future. For the three months and nine months ended September 30, 2009, our tax provision consists principally of foreign income tax expense and U.S. alternative minimum tax. For the three months and nine months ended September 30, 2008, our tax provision consists principally of foreign income tax expense.
  Stock-Based Compensation
     We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the 2007 Employee Stock Purchase Plan (the “ESPP”). For certain option awards that contain market conditions relating to our stock price achieving certain levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. See Note 4 for additional discussion of stock-based compensation.
Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for the fair value measurement of all non-financial assets and non-financial liabilities. The guidance delayed the effective date for certain nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 7 for additional discussion of fair value measurements.
     In December 2007, the FASB issued new accounting guidance for business combinations and related disclosures. The new guidance changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued new accounting guidance about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments during interim reporting periods. The effective date for this guidance is interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued guidance related to the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued guidance related to subsequent events. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB established the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance, while it impacts the way we refer to accounting pronouncements in our disclosures, did not have an affect on our consolidated financial statements.
     In October 2009, the FASB issued new guidance that amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
     In October 2009, the FASB clarified the accounting guidance for sales of tangible products containing both software and hardware elements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.
  Reclassifications
     Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

3. Investments
     The following is a summary of available-for-sale investments as of September 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$20,967	$—	$—	$20,967
Corporate debt investments	14,769	25	(7)	14,787
Commercial paper	12,232	12	—	12,244
Government-sponsored enterprises	34,107	73	(2)	34,178
Government securities	1,994	12	—	2,006
Certificate of deposit	4,800	—	—	4,800

Total investments	88,869	122	(9)	88,982
Amounts classified as cash equivalents	(20,967)	—	—	(20,967)

Total available-for-sale investments	$67,902	$122	$(9)	$68,015

     The following tables show the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$7,068	$7	$—	$—	$7,068	$7
Government-sponsored enterprises	3,522	2	—	—	3,522	2
     As of September 30, 2009, the net unrealized holding gain on available-for-sale securities included in accumulated other comprehensive income totaled $113,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of September 30, 2009. There are seven corporate debt investments and two government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments. For the nine months ended September 30, 2009, the deferred tax benefit recorded in other comprehensive loss was fully offset by the increase of the valuation allowance we recorded for related deferred tax assets.
     The net carrying value and estimated fair value of available-for-sale investments by contractual maturity as of September 30, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$54,125	$54,204
Due after one year through five years	13,777	13,811

Total	$67,902	$68,015

4. Stock-Based Compensation
     During 2002, we adopted the Sourcefire, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by our Board of Directors. As of September 30, 2009, we have reserved an aggregate of 5,100,841 shares of common stock for issuance under the 2002 Plan. Following the adoption of the 2007 Stock Incentive Plan (the “2007 Plan”) described below, there are no additional shares available for grant under the 2002 Plan.
     In March 2007, our Board of Directors approved the 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2008, we had reserved an aggregate of 4,128,149 shares of common stock for issuance under the 2007 Plan. On January 1, 2009, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2008, or 1,036,701 shares. Therefore, as of September 30, 2009, we have reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan.
     The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of our Board of Directors, which determines the vesting period for awards under the plans, generally from three to five years. Options granted have a maximum term of 10 years. The exercise price of stock option awards is equal to at least the fair value of the common stock on the date of grant. The fair value of our common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Market on the date of grant.
  Valuation of Stock-Based Compensation
     We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the ESPP. For certain option awards that contain market conditions relating to our stock price achieving certain levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures.
     The following are the weighted-average assumptions and fair values used in the Black Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and employee stock purchases under the ESPP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options:
Average risk-free interest rate	2.9%	3.4%	2.6%	3.2%
Expected dividend yield	—%	—%	—%	—%
Expected useful life (years)	6.25	6.25	6.25	6.25
Expected volatility	64.3%	62.7%	64.5%	64.0%
Weighted-average fair value per grant	$8.91	$4.20	$6.90	$4.22

Employee stock purchase plan:
Average risk-free interest rate	—%	1.9%	0.3%	2.3%
Expected dividend yield	—	—	—	—
Expected useful life (years)	—	0.25	0.50	0.34
Expected volatility	—%	52.6%	77.5%	56.1%
Weighted-average fair value per purchase	$—	$1.91	$3.52	$1.71
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
     For stock options granted under the 2002 Plan and the 2007 Plan, we have elected to use the simplified method of determining the expected term of stock options. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. In future periods, we expect to begin to incorporate our own data in estimating the expected life as we develop appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option.
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
     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008
Product cost of revenue	$29	$11	$54	$27
Services cost of revenue	60	34	114	66

Stock-based compensation expense included in cost of revenue	89	45	168	93

Research and development	286	202	702	543
Sales and marketing	535	375	1,315	1,017
General and administrative	959	945	2,241	1,717

Stock-based compensation expense included in operating expenses	1,780	1,522	4,258	3,277

Total stock-based compensation expense	$1,869	$1,567	$4,426	$3,370

Stock Options
     The following table summarizes stock option activity under the plans for the nine months ended September 30, 2009 (in thousands, except share and per share data):

			Weighted-	Aggregate
	Number of	Range of	Average	Intrinsic
	Shares	Exercise Prices	Exercise Price	Value
Outstanding at December 31, 2008	3,296,322	$0.24 to 15.49	$5.26	$5,878
Granted	267,200	5.58 to 19.11	11.23
Exercised	(858,044)	0.24 to 13.10	3.55
Forfeited	(120,780)	5.26 to 15.49	8.85

Outstanding at September 30, 2009	2,584,698	$0.24 to 19.11	$6.27	$39,285

Vested and exercisable at September 30, 2009	1,449,869	$0.24 to 15.49	$4.62	$24,435

Vested and expected to vest at September 30, 2009	2,200,338		$5.91	$34,244

     The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$0.24 to 2.03	714,811	$1.17	4.56	714,811	$1.17
$5.26 to 6.77	1,093,853	6.44	8.52	425,872	6.33
$7.10 to 12.34	671,156	9.93	8.02	279,052	9.75
$12.51 to 19.11	104,878	15.80	8.51	30,134	14.49

	2,584,698	$6.27	7.30	1,449,869	$4.62

     The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2009 and 2008 was $9.4 million and $4.2 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $910,000 and $736,000 for the three months ended September 30, 2009 and 2008, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months and nine months ended September 30, 2009, stock-based compensation expense included $145,000 and $193,000, respectively, related to the accelerated vesting of market condition based stock options for our CEO. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of September 30, 2009 was $4.5 million, which is expected to be recognized over a weighted average period of 2.70 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the nine months ended September 30, 2009:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	656,361	$7.77
Granted	56,538	9.21
Vested	(245,607)	7.70
Forfeited	(15,291)	7.05

Unvested at September 30, 2009	452,001	$7.93

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
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant, or the estimated fair value of the common stock if granted prior to our IPO. The total compensation expense related to restricted stock awards for the three months ended September 30, 2009 and 2008 was $462,000 and $794,000, respectively, and $1.4 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months and nine months ended September 30, 2009, stock-based compensation expense included $247,000 related to the accelerated vesting of performance-based restricted stock awards.
     As of September 30, 2009, there was $1.9 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 2.08 years.

Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the nine months ended September 30, 2009:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	—	$—
Granted	580,500	9.85
Vested	—	—
Forfeited	(27,000)	8.70

Unvested at September 30, 2009	553,500	$9.90

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
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the three months and nine months ended September 30, 2009 was $432,000, and $574,000, respectively. No restricted stock units were granted in 2008.
     As of September 30, 2009, there was $3.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.56 years.
Employee Stock Purchase Plan
     On October 3, 2007, our stockholders approved the ESPP that had previously been approved by our Board of Directors. We adopted the ESPP to provide a means by which our employees, and the employees of any parent or subsidiary as may be designated by the Board of Directors, will be given an opportunity to purchase shares of our common stock. The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. The Compensation Committee of our Board of Directors administers the ESPP. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. During the nine months ended September 30, 2009, an aggregate of 40,826 shares were purchased under the ESPP for a total of $176,633. The total compensation expense related to the ESPP for the three months ended September 30, 2009 and 2008 was $65,000 and $37,000, respectively, and $147,000 and $107,000 for the nine months ended September 30, 2009 and 2008, respectively.
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

     The calculation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2009 and 2008 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$2,697	$(1,719)	$2,213	$(8,339)

Weighted-average shares of common stock outstanding — basic	26,662,046	25,698,879	26,284,576	25,208,404
Dilutive effect of employee stock plans	1,825,870	—	1,402,271	—

Weighted-average shares of common stock outstanding — diluted	28,487,916	25,698,879	27,686,847	25,208,404

Net income (loss) per share:
Basic	$0.10	$(0.07)	$0.08	$(0.33)
Diluted	$0.09	$(0.07)	$0.08	$(0.33)

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008
Options to purchase common stock	182,162	3,364,496	913,802	3,196,277
Restricted stock units	1,500	—	38,146	—

	183,662	3,364,496	951,948	3,196,277

6. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$2,697	$(1,719)	$2,213	$(8,339)
Change in net unrealized gains (losses) on investments	(51)	(260)	(191)	(220)

Total comprehensive income (loss)	$2,646	$(1,979)	$2,022	$(8,559)

7. Fair Value Measurement
     We measure the fair value of assets and liabilities using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

     The following table presents our financial assets and liabilities that were accounted for at fair value as of September 30, 2009 by level within the fair value hierarchy (in thousands):

	Assets at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$20,967	$20,967	$—	$—
Corporate debt investments	14,787	—	14,787	—
Commercial paper	12,244	—	12,244	—
Government-sponsored enterprises	34,178	—	34,178	—
Government securities	2,006	2,006	—	—
Certificate of deposit	4,800	—	4,800	—

Total cash equivalents and investments	88,982	$22,973	$66,009	$—

Cash	23,466

Total cash, cash equivalents and investments	$112,448

     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, which are recognized at fair value when they are considered to be impaired. For the nine months ended September 30, 2009, there were no fair value measurements for assets or liabilities on a non-recurring basis.
8. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$21,367	$16,433	$51,526	$37,456
All foreign countries	6,056	3,856	16,668	12,502

Consolidated total	$27,423	$20,289	$68,194	$49,958

9. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of September 30, 2009, we had total purchase commitments for inventory of approximately $5.6 million due within the next 12 months.
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
Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the performance indicators that we use in assessing our financial condition and results of operations, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2009 as compared to the three months and nine months ended September 30, 2008.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2009 and 2008 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
Overview
     We are a leading provider of intelligent Cybersecurity solutions for information technology, or IT, environments of commercial enterprises (such as healthcare, financial services, manufacturing, energy, education, retail, and telecommunications) and federal, state and international government organizations. The Sourcefire 3D® System — comprised of multiple Sourcefire hardware and software product offerings — provides a comprehensive, intelligent approach to network protection that equips our customers with an efficient and effective layered security defense — protecting computer network assets before, during and after an attack.
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
     During the three months and nine months ended September 30, 2009, a significant portion of our revenue growth resulted from sales of our products to U.S. government agencies. Contracts with the U.S. federal and state government agencies accounted for 29% and 37% of our total revenue for the three months ended September 30, 2009 and 2008, respectively, and 26% and 21% for the nine months ended September 30, 2009 and 2008, respectively. We expect sales to U.S. government agencies to continue to account for a significant portion of our total revenue in 2009. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.
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
     We sell our network security solutions globally. However, 78% and 81% of our revenue for the three months ended September 30, 2009 and 2008, respectively, and 76% and 75% for the nine months ended September 30, 2009 and 2008, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 75% and 59% of total product revenue for the three months ended September 30, 2009 and 2008, respectively, and 75% and 64% of total product revenue for the nine months ended September 30, 2009 and 2008, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2009.
     Historically, our product revenue has been seasonal, with a significant portion of our total product revenue in recent fiscal years generated in the third and fourth quarters. While we expect this historical trend to continue, any further decline in general economic conditions in the fourth quarter and the effects of increased U.S. government spending in the first and second quarters may result in this trend being less pronounced in 2009. The timing of our year-end shipments could materially affect our fourth quarter product revenue in any fiscal year and quarterly comparisons. Revenue from our government customers has been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the second half of the year. Notwithstanding these general seasonal patterns, our revenue within a particular quarter is often affected significantly by the unpredictable procurement patterns of our customers. Our prospective customers usually spend a long time evaluating and making purchase decisions for network security solutions. Historically, many of our customers have not finalized their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future. Therefore, a delay in even one large order beyond the end of the quarter could materially reduce our anticipated revenue for a quarter. Because many of our expenses must be incurred before we expect to generate revenue, delayed orders could negatively impact our results of operations and cash flows for a particular period and could therefore cause us to fail to meet the financial performance expectations of financial and industry research analysts or investors.
Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform bundled into our network security solution, royalties for third-party software included in our network security solution, materials and labor that are incorporated in the quality assurance of our products, logistics, warranty, shipping and handling costs, expense for inventory excess and obsolescence and depreciation in the limited instances where we lease our network security solutions to our customers. We incur labor and allocated overhead costs as part of managing our outsourced manufacturing process. Allocated overhead costs include facilities, supplies, communication and information systems and employee benefits. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increasing amount of both direct and overhead expenses to supply and manage the increased volume. Hardware unit costs, our most significant cost item, have generally remained constant on a per unit basis; however, hardware unit costs or other costs of manufacturing may increase in the future.
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
     As we focus on increasing our market penetration, expanding internationally, increasing our indirect sales channel and continuing to build brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of our revenue, in the future.
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
     Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards granted or modified after January 1, 2006 using the prospective transition method.
     We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For certain option awards that contain market conditions relating to our stock price achieving specified levels, we use a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $1.9 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $4.4 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Products	$16,650	$12,661	$3,989	32%	$38,798	$28,189	$10,609	38%
Percentage of total revenue	61%	62%			57%	56%
Technical support and professional services	10,773	7,628	3,145	41%	29,396	21,769	7,627	35%
Percentage of total revenue	39%	38%			43%	44%

Total revenue	$27,423	$20,289	$7,134	35%	$68,194	$49,958	$18,236	37%

     The increase in our product revenue for the three months and nine months ended September 30, 2009, as compared to the prior-year periods, was primarily due to higher volume demand for our sensor products, mainly our higher performance 3D products. For the three months and nine months ended September 30, 2009, sensor product revenue increased $3.4 million and $10.7 million, respectively, over the prior-year periods, which included a $3.4 million and $8.1 million increase, respectively, in revenue from our higher performance 3D products.
     The increase in our services revenue for the three months and nine months ended September 30, 2009, as compared to the prior-year periods, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.
     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Products	$4,281	$3,585	$696	19%	$10,730	$8,061	$2,669	33%
Percentage of total revenue	16%	18%			16%	16%
Technical support and professional services	1,786	1,345	441	33%	4,561	3,583	978	27%
Percentage of total revenue.	7%	7%			7%	7%

Total cost of revenue	$6,067	$4,930	$1,137	23%	$15,291	$11,644	$3,647	31%

Percentage of total revenue	22%	24%			22%	23%
     For the three months and nine months ended September 30, 2009, the increase in product cost of revenue, as compared to the prior-year periods, was primarily due to higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers, and write-downs for excess and obsolete inventory as a result of the introduction of newer products. Write-downs as a result of the introduction of newer products for the three months and nine months ended September 30, 2009 were $559,000 and $1.4 million, respectively.
     The increase in our services cost of revenue for the three months and nine months ended September 30, 2009 was attributable to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Products	$12,369	$9,076	$3,293	36%	$28,068	$20,128	$7,940	39%
Product gross margin	74%	72%			72%	71%
Technical support and professional services	8,987	6,283	2,704	43%	24,835	18,186	6,649	37%
Technical support and professional services gross margin	83%	82%			84%	84%

Total gross profit	$21,356	$15,359	$5,997	39%	$52,903	$38,314	$14,589	38%

Total gross margin	78%	76%			78%	77%

     Product gross margin for the three months and nine months ended September 30, 2009 increased compared to the prior-year periods, as higher margins on product revenue, primarily due to the product mix sold favoring products with higher gross margins, were partially offset by write-downs for excess and obsolete inventory as a result of the introduction of newer products. Write-downs as a result of the introduction of newer products for the three months and nine months ended September 30, 2009 were $559,000 and $1.4 million, respectively.
     Services gross margin for the three months and nine months ended September 30, 2009, as compared to the prior-year periods, increased slightly, primarily due to service revenue increasing at a higher rate than service expense.
     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Research and development	$4,227	$3,267	$960	29%	$10,943	$9,525	$1,418	15%
Percentage of total revenue	15%	16%			16%	19%
Sales and marketing	9,164	8,655	509	6%	25,462	23,834	1,628	7%
Percentage of total revenue	33%	43%			37%	48%
General and administrative	4,604	4,984	(380)	(8)%	12,439	13,929	(1,490)	(11)%
Percentage of total revenue	17%	24%			18%	28%
Depreciation and amortization	815	775	40	5%	2,466	1,852	614	33%
Percentage of total revenue	3%	4%			4%	4%

Total operating expenses	$18,810	$17,681	$1,129	6%	$51,310	$49,140	$2,170	4%

Percentage of total revenue	69%	87%			75%	99%
     Research and development expenses for the three months ended September 30, 2009 increased over the prior-year quarter, primarily due to an increase of $416,000 in salaries, incentive compensation and allocated overhead costs as a result of additional personnel and increased overhead costs and an increase of $451,000 in consulting and professional fees. For the nine months ended September 30, 2009, research and development expenses increased over the prior year period, primarily due to an increase of $898,000 in salaries, incentive compensation and allocated overhead costs as a result of additional personnel and increased overhead costs, an increase of $384,000 in consulting and professional fees and an increase of $159,000 in stock-based compensation expense.
     Sales and marketing expenses for the three months ended September 30, 2009 increased over the prior-year quarter, primarily due to an increase of $448,000 in salary, commissions and incentive compensation and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $216,000 in consulting fees and an increase of $160,000 in stock-based compensation expense, partially offset by a decrease of $227,000 in travel and travel-related expenses. For the nine months ended September 30, 2009, sales and marketing expenses increased over the prior year period, primarily due to an increase of $1.7 million in salary, commissions and incentive compensation and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $467,000 in consulting fees and an increase of $298,000 in stock-based compensation expense, partially offset by a decrease of $432,000 in advertising, promotion, partner-marketing programs and trade show expenses and a decrease of $540,000 in travel and travel-related expenses.
     General and administrative expenses for the three months ended September 30, 2009 decreased from the prior-year quarter, primarily due to a decrease of $707,000 in professional fees related to legal, accounting, information technology, audit, tax and regulatory compliance and corporate development expenses and a decrease of $449,000 for a one-time charge in 2008 associated with the acceleration of vesting of equity awards for our former CEO, partially offset by an increase of $479,000 in salaries, incentive compensation and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs and an increase of $463,000 in stock-based compensation expense. For the nine months ended September 30, 2009, general and administrative expenses decreased over the prior year, primarily due to a decrease of $2.1 million in professional fees related to legal, accounting, information technology, audit, tax and regulatory compliance and corporate development expenses, a decrease of $449,000 for the one-time charge associated with the acceleration of vesting of equity awards for our former CEO, a decrease of $289,000 in director attendance, retainer and other board-related fees and a decrease of $742,000 for a one-time charge associated with our CEO transition in the prior year, partially offset by an increase of $1.2 million in salaries, incentive compensation and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, and an increase of $973,000 in stock-based compensation expense.
     Depreciation and amortization expense for the three months and nine months ended September 30, 2009 increased over the prior-year periods, primarily due to the depreciation associated with our new enterprise resource planning, or ERP, system, as well as the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.
     Other income, net and income tax expense. The following table shows our other income, net and income tax expense (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	$	%	2009	2008	$	%
Other income, net	$145	$642	$(497)	(77)%	$758	$2,627	$(1,869)	(71)%
Percentage of total revenue	1%	3%			1%	5%
Income tax expense	$(6)	$39	$(45)	(115)%	$138	$140	$(2)	(1)%
Percentage of total revenue	0%	0%			0%	0%
     Other income, net for the three months and nine months ended September 30, 2009 decreased from the prior-year periods, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash and investment balances.
     We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2009 and December 31, 2008, our deferred tax assets were fully reserved, except for a benefit of $69,000 and $71,000, respectively, which is expected to be available to offset foreign tax liabilities in the future. The provision for income taxes for the three months and nine months ended September 30, 2009 primarily related to foreign income taxes and U.S. alternative minimum tax. The provision for income taxes for the three months and nine months ended September 30, 2008 primarily related to foreign income taxes.
Seasonality
     Our product revenue has tended to be seasonal, with a significant portion generated in the third and fourth quarters. In our third quarter, sales have historically benefited from the U.S. government’s fiscal year end purchasing activity. This increase has been partially offset by European sales, which have tended to decline significantly in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. In the fourth quarter, sales have historically been strong due to purchases by North American enterprise customers, who operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases, and increased activity in Europe. While we expect this historical trend of a lower portion of our annual revenue in the first half of the year and a more significant portion of our annual revenue in the third and fourth quarters to continue, any further decline in general economic conditions in the fourth quarter and the effects of increased U.S. government spending in the first and second quarters may result in this trend being less pronounced in 2009. The timing of these transactions could materially affect our quarterly or annual product revenue.
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

Liquidity and Capital Resources
Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Cash and cash equivalents:
Provided by (used in) operating activities	$9,543	$(7,634)
(Used in) provided by investing activities	(8,159)	2,190
Provided by financing activities	3,281	972

Increase (decrease) in cash and cash equivalents	4,665	(4,472)
Net cash and cash equivalents at beginning of period	39,768	33,071

Net cash and cash equivalents at end of period	44,433	28,599
Investments	68,015	66,867

Total cash, cash equivalents and investments	$112,448	$95,466

     Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2009 is the result of our net income of $2.2 million adjusted for $7.2 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $111,000. Cash used in operating activities for the nine months ended September 30, 2008 is the result of our net loss of $8.3 million and changes in our operating assets and liabilities of $3.7 million, offset by $4.4 million of net non-cash revenues and expenses.
     Investing Activities. Cash used in investing activities for the nine months ended September 30, 2009 was primarily the result of purchases of investments of $66.7 million and capital expenditures of $1.6 million, offset by maturities of investments of $60.2 million. Cash provided by investing activities for the nine months ended September 30, 2008 was primarily the result of maturities and sales of investments of $80.9 million, offset by purchases of investments of $73.1 million and capital expenditures of $5.6 million. Capital expenditures for the nine months ended September 30, 2008 include $2.7 million of capitalized costs associated with the implementation of our new ERP system.
     Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2009 and 2008 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through September 30, 2010 consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of September 30, 2009, we had cash, cash equivalents and investments of $112.4 million and working capital of $99.7 million.
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
     For stock options granted under the 2002 Plan and the 2007 Plan, we have elected to use the simplified method of determining the expected term of stock options. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. In future periods, we expect to begin to incorporate our own data in estimating the expected life as we develop appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option.
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
     Accounting for Income Taxes. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities recorded for financial reporting purposes and the amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. As of September 30, 2009 and December 31, 2008, our deferred tax assets were fully reserved except for foreign deferred tax assets of $69,000 and $71,000, respectively, expected to be available to offset foreign tax liabilities in the future. For the three months and nine months ended September 30, 2009, our tax provision consists principally of foreign income tax expense and U.S. alternative minimum tax. For the three months and nine months ended September 30, 2008, our tax provision consists principally of foreign income tax expense.
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
     Inventories. Inventories consist of hardware and related component parts and are stated at the lower of cost on a first-in, first-out basis or market, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include replacement units and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning. In prior periods, advance replacement units were included in other assets and depreciated using the straight-line method. In the third quarter of 2009, we reclassified them to inventory to better reflect the nature of the assets. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-offs, which would negatively impact our gross margin.
     Investments. We determine the appropriate classification of our securities at the time of purchase and reevaluate such classification as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, asset-backed securities, commercial paper, government-sponsored enterprises, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method. Such amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income.
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
Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board, or FASB, issued new accounting guidance for the fair value measurement of all non-financial assets and non-financial liabilities. The guidance delayed the effective date for certain non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued new accounting guidance for business combinations and related disclosures. The new guidance changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued new accounting guidance about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments during interim reporting periods. The effective date for this guidance is interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued guidance related to the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued guidance related to subsequent events. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB established the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance, while it impacts the way we refer to accounting pronouncements in our disclosures, did not have an affect on our consolidated financial statements.
     In October 2009, the FASB issued new guidance that amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
     In October 2009, the FASB clarified the accounting guidance for sales of tangible products containing both software and hardware elements. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2008 through September 30, 2009. Information regarding our market risk at December 31, 2008, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the allegations of infringement against us are without merit, and we intend to defend this case vigorously on that basis. The United States Patent and Trademark Office recently agreed to reexamine one of the two patents in this litigation, and rejected all claims in that patent as not patentable. The patent owner is permitted to file a response arguing that the claims are patentable. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.
Item 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2009.
Economic, market and political conditions, including the global recession, may adversely affect our revenue and results of operations.
     Our business depends significantly on a range of factors that are beyond our control. These include:
•	general economic and business conditions;

•	the overall demand for network security products and services; and

•	constraints on budgets and changes in spending priorities of corporations and government agencies.
     The global financial recession has resulted in the significant weakening of the economy in the United States and of the global economy, the lack of availability of credit, the reduction in business confidence and activity, and other factors that may affect one or more of the industries to which we sell our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. These customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. In addition, negative effects on the financial condition of our resellers and distributors could affect their ability or willingness to market our product and service offerings; negative effects on the financial condition of our product manufacturers could affect their ability to manufacture our products; and declines in economic and market conditions could impair our short-term investment portfolio. Any of these developments would adversely affect our revenue and results of operations.
We have had operating losses each year since our inception, our operating expenses may continue to increase and we may not maintain profitability.
     We have incurred operating losses each year since our inception in 2001. We achieved profitability on a year-to-date basis for the first time for the nine months ended September 30, 2009. Maintaining profitability will depend in large part on our ability to generate and sustain increased revenue levels in future periods. Although our revenue has generally been increasing, there can be no assurances that we will maintain or increase our level of profitability. Our operating expenses may continue to increase in the future as we seek to expand our customer base, increase our sales and marketing efforts and continue to invest in research and development of our technologies and products. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. If we cannot increase our revenue at a greater rate than our expenses, we will not remain profitable.
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
     Several companies currently sell software products (such as encryption, firewall, next generation firewall, operating system security and virus detection software) that our customers and potential customers have broadly adopted. Some of these companies sell products that perform functions comparable to some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include functions similar to those that our products currently provide. The widespread inclusion of features comparable to our software in operating system software or networking hardware could render our products less competitive or obsolete, particularly if such features are of a high quality. Even if security functions integrated into operating system software or networking hardware are more limited than those of our products, a significant number of customers may accept more limited functionality to avoid purchasing additional products such as ours.
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
     In the nine months ended September 30, 2009 and 2008, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers and, in particular, to sell our RNA products to customers that previously bought our Intrusion Sensor products. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing Snort, 3D Sensor and RNA products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
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
     The U.S. government has become an important customer for the network security market and for us. There can be no assurance that we will maintain or grow our revenue from the U.S. government. Contracts with the U.S. federal and state government agencies accounted for 26% and 21% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively. Our reliance on government customers subjects us to a number of risks, including:
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
     We market and sell our software in the United States and internationally, and we plan to increase our international sales presence. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 24% and 25% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:
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
     While we created a majority of the current Snort code base and the current ClamAV code base, a portion of the current code for both Snort and ClamAV was created by the combined efforts of Sourcefire and the open source software community, and a portion was created solely by the open source community. We believe that the portions of the Snort code base and the ClamAV code base created by anyone other than by us are required to be licensed by us pursuant to the GNU General Public License, or GPL, which is how we currently license Snort and ClamAV. There is a risk, however, that a third party could claim some ownership rights in Snort or ClamAV, attempt to prevent us from commercially licensing Snort or ClamAV in the future (rather than pursuant to the GPL as currently licensed) or claim a right to licensing royalties. Any such claim, regardless of its merit or outcome, could be costly to defend, harm our reputation and customer relations or result in our having to pay substantial compensation to the party claiming ownership.

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
     ESR’s complaint alleges, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe the allegations of infringement against us are without merit, and we intend to defend this case vigorously on that basis. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.
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
     Although we primarily utilize a just-in-time contract manufacturing and inventory process, in some cases we purchase products from contract manufacturers based on our expectations of future demand. We then hold these products in inventory pending sale to our customers. Demand for these products may not meet our expectations as a result of a number of factors, including: weakness in general economic conditions; reductions in our customers’ purchasing budgets, discounting of prices on competitive products; defects or perceived defects in the products; or the introduction by us or our competitors of new or enhanced products. In the past, we have recognized expenses related to inventory write-offs and, in the future, if we reduce our estimate of future demand for our products held in inventory, or if such products become obsolete, we may recognize additional expenses relating to inventory write-offs, which could negatively impact our gross margin and results of operations.
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
      We have grown from 270 employees at September 30, 2008 to 295 employees at September 30, 2009. In addition, we have opened additional sales offices and have expanded our operations. Our historical growth has placed, and our intended future growth is likely to continue to place, a significant strain on our management, financial, personnel and other resources.
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
     As of November 2, 2009, we had 26,894,675 outstanding shares of common stock. This number includes 6,185,500 shares of our common stock that we sold in our IPO, which has been and may in the future be resold at any time in the public market. This number also includes shares held by directors, officers and venture capital funds that invested in Sourcefire prior to our IPO, and who may sell such shares at their discretion subject, in some cases, to certain volume limitations. Sales of substantial amounts of our common stock in the public market, as a result of the exercise of registration rights or otherwise, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Repurchase of Equity Securities During Three Months Ended September 30, 2009
     The following table provides information about purchases by us during the three months ended September 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
     These were the only repurchases of equity securities made by us during 2009. We do not currently have a stock repurchase program.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
9/1/09 — 9/30/09	15,291 (1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2009.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

|
Exhibit Index

		Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

10.1	Sourcefire, Inc. Amended and Restated 2007 Employee Stock Purchase Plan					X

10.2*	Amendment No. 2 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.					X

10.3*	Amendment No. 3 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.					X

10.4	Original Equipment Manufacturer Agreement entered into as of November 25, 2008 between Netronome Systems Inc. and the Company					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Portions of the exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.