Form 10-Q
period 2010-03-31
SOURCEFIRE INC
filed 2010-05-06
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐     No ☑
     As of April 30, 2010, there were 27,473,833 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,022	$53,071
Short-term investments	50,550	49,074
Accounts receivable, net of allowances of $700 as of March 31, 2010 and $1,157 as of December 31, 2009	25,554	32,771
Inventory	4,728	4,414
Prepaid expenses and other current assets	3,698	4,428

Total current assets	142,552	143,758
Property and equipment, net	7,800	7,447
Investments	25,586	21,075
Other assets	1,969	1,887

Total assets	$177,907	$174,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,501	$2,846
Accrued compensation and related expenses	3,627	5,074
Other accrued expenses	2,932	3,025
Current portion of deferred revenue	30,035	29,294
Other current liabilities	819	464

Total current liabilities	38,914	40,703
Deferred revenue, less current portion	6,216	4,883
Other long-term liabilities	128	92

Total liabilities	45,258	45,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding as of March 31, 2010 and December 31, 2009	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding at March 31, 2010 or December 31, 2009	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 27,447,578 and 27,117,051 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	173,532	170,157
Accumulated deficit	(40,906)	(41,716)
Accumulated other comprehensive income (loss)	(4)	22

Total stockholders’ equity	132,649	128,489

Total liabilities and stockholders’ equity	$177,907	$174,167

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Products	$14,338	$9,868
Technical support and professional services	11,493	8,732

Total revenue	25,831	18,600
Cost of revenue:
Products	3,796	2,767
Technical support and professional services	1,405	1,382

Total cost of revenue	5,201	4,149

Gross profit	20,630	14,451
Operating expenses:
Research and development	3,795	3,320
Sales and marketing	10,619	7,870
General and administrative	4,319	3,843
Depreciation and amortization	814	821

Total operating expenses	19,547	15,854

Income (loss) from operations	1,083	(1,403)
Other income, net:
Interest and investment income	118	384
Interest expense	(9)	(10)
Other expense	(109)	(13)

Total other income, net	—	361

Income (loss) before income taxes	1,083	(1,042)
Provision for income taxes	273	75

Net income (loss)	$810	$(1,117)

Net income (loss) per share:
Basic	$0.03	$(0.04)

Diluted	$0.03	$(0.04)

Weighted average shares outstanding used in computing per share amounts:
Basic	27,220,667	25,934,259

Diluted	29,060,559	25,934,259

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2010	27,117,051	$26	$170,157	$(41,716)	$22	$128,489
Exercise of common stock options	256,654	1	1,236	—	—	1,237
Issuance of restricted common stock	76,246	—	—	—	—	—
Cancellation of restricted common stock	(2,373)	—	—	—	—	—
Stock-based compensation expense	—	—	1,926	—	—	1,926
Excess tax benefits relating to share-based payments	—	—	213	—	—	213
Comprehensive income:
Net income for the three months ended March 31, 2010	—	—	—	810	—	810
Change in unrealized loss on investments, net of tax	—	—	—	—	(26)	(26)

Total comprehensive income:						784

Balance as of March 31, 2010	27,447,578	$27	$173,532	$(40,906)	$(4)	$132,649

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income (loss)	$810	$(1,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	866	834
Stock-based compensation	1,926	1,202
Excess tax benefits related to share-based payments	(213)	—
Amortization of premium (discount) on investments	285	(105)
Loss on disposal of assets	22	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,217	5,920
Inventory	(325)	167
Prepaid expenses and other assets	657	(528)
Accounts payable	(1,345)	(2,863)
Accrued expenses	(1,327)	(1,468)
Deferred revenue	2,074	2,360
Other liabilities	340	(133)

Net cash provided by operating activities	10,987	4,269

Investing activities
Purchase of property and equipment	(1,185)	(639)
Purchase of investments	(30,499)	(15,335)
Proceeds from maturities of investments	24,200	22,650

Net cash (used in) provided by investing activities	(7,484)	6,676

Financing activities
Repayments of capital lease obligations	(2)	(32)
Proceeds from exercise of stock options	1,237	128
Excess tax benefits relating to share-based payments	213	—

Net cash provided by financing activities	1,448	96

Net increase in cash and cash equivalents	4,951	11,041
Cash and cash equivalents at beginning of period	53,071	39,768

Cash and cash equivalents at end of period	$58,022	$50,809

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
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.
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
     Investments
     We determine the appropriate classification of our investments at the time of purchase and reevaluate such classification as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). The amortization of premiums and accretion of discounts to maturity are computed using the effective interest method. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income. See Note 3 for further discussion of the classification of our investments.
     We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income on our consolidated statement of changes in stockholders’ equity. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.
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
     Allowance for Doubtful Accounts and Sales Return Allowance
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $360,000 and $777,000, respectively.
     We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of March 31, 2010 and December 31, 2009, the sales return allowance was $340,000 and $380,000, respectively.
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

     Inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2010	2009
Finished goods	$2,863	$2,850
Evaluation units	889	733
Advance replacement units	976	831

Total inventory	$4,728	$4,414

     Inventory write-downs, mostly related to evaluation units and excess and obsolete inventory, are reflected as cost of revenues and amounted to approximately $43,000 and $211,000 for the three months ended March 31, 2010 and 2009, respectively.
   Revenue Recognition
     We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of software-based appliances, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the VRT that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
     For each arrangement, we recognize revenue when: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed probable.
     We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence, or VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.
     We have established VSOE of fair value for substantially all of our technical support based upon actual renewals of each type of technical support that is offered and for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is generally 12 months. The VSOE of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for professional services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.
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

     For the three months ended March 31, 2010, two customers, one a reseller and the other a distributor of our products to the U.S. government, accounted for 10% and 12%, respectively, of total revenue. For the three months ended March 31, 2009 we had no customers that accounted for greater than 10% of total revenue.
     As of March 31, 2010, two customers, both resellers, accounted for 15% and 11%, respectively, of our accounts receivable. As of March 31, 2009, we had no customers that accounted for greater than 10% of our accounts receivable.
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
     We continue to assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carry-forwards, stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2010 and December 31, 2009, our deferred tax assets were fully reserved except for foreign deferred tax assets of $63,000, which are expected to be available to offset foreign tax liabilities in the future. Our provision for income taxes for the three months ended March 31, 2010 consists principally of federal, state and foreign income tax expense. Our provision for income taxes for the three months ended March 31, 2009 consists principally of foreign income tax expense.
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
     We have determined there are no material uncertain tax positions that would require a reserve as of March 31, 2010.
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

     We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the ESPP. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. See Note 4 for additional discussion of stock-based compensation.
  Net Income (Loss) Per Share
     Basic net income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. See Note 5 for additional discussion of our net income (loss) per share.
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
     In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an affect on our consolidated financial statements.
  Reclassifications
     Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

3. Investments
     The following is a summary of available-for-sale investments as of March 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$12,965	$—	$—	$12,965
Corporate debt investments	18,958	22	(15)	18,965
Commercial paper	5,296	—	—	5,296
Government-sponsored enterprises	46,189	19	(43)	46,165
Government securities	1,996	13	—	2,009
Certificate of deposit	3,702	—	—	3,702

Total investments	89,106	54	(58)	89,102
Amounts classified as cash equivalents *	(12,966)	—	—	(12,966)

Total available-for-sale investments	$76,140	$54	$(58)	$76,136

Due in one year or less	$50,532			$50,550
Due after one year through five years	25,608			25,586

Total	$76,140			$76,136

*	Does not include cash held in our bank accounts
     The following is a summary of available-for-sale investments as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$17,617	$—	$—	$17,617
Corporate debt investments	17,715	15	(17)	17,713
Commercial paper	7,543	2	—	7,545
Government-sponsored enterprises	39,218	41	(27)	39,232
Government securities	1,995	8	—	2,003
Certificate of deposit	4,905	—	—	4,905

Total investments	88,993	66	(44)	89,015
Amounts classified as cash equivalents *	(18,866)	—	—	(18,866)

Total available-for-sale investments	$70,127	$66	$(44)	$70,149

*	Does not include cash held in our bank accounts
     The following tables show the gross unrealized losses and fair value of our investments as of March 31, 2010 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$10,423	$15	$—	$—	$10,423	$15
Government-sponsored enterprises	24,429	43	—	—	24,429	43

	$34,852	$58	$—	$—	$34,852	$58

     As of March 31, 2010, the net unrealized holding loss on available-for-sale securities included in accumulated other comprehensive loss totaled $4,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of March 31, 2010. There are eleven corporate debt investments and fourteen government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments. For the three months ended March 31, 2010, the deferred tax benefit recorded in other comprehensive loss was fully offset by the increase of the valuation allowance we recorded for related deferred tax assets.
4. Stock-Based Compensation
     In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2009, we had reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan. On January 1, 2010, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2009, or 1,084,682 shares. Therefore, as of March 31, 2010, we have reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
     The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of our Board of Directors. The vesting period for awards under the plans is generally between three and five years. Options granted prior to March 2010 have a maximum term of ten years, and options granted beginning March 2010 have a maximum term of seven years. The exercise price of stock option awards is equal to at least the fair value of the common stock on the date of grant. The fair value of our common stock is determined by reference to the closing trading price of the common stock on the Nasdaq Global Market on the date of grant.
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
The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and ESPP grants.

	Three Months Ended
	March 31,
	2010	2009
Stock options:
Average risk-free interest rate	2.7%	2.2%
Expected dividend yield	—%	—%
Expected life (years)	6.06	6.25
Expected volatility	61.4%	64.7%
Weighted-average fair value at grant date	$14.22	$4.00

Employee stock purchase plan:
Average risk-free interest rate	—%	—%
Expected dividend yield	—	—
Expected life (years)	—	—
Expected volatility	—%	—%
Weighted-average fair value at grant date	$—	$—
     Average risk-free interest rate — This is the average U.S. Treasury rate, with a term that most closely resembles the expected life of the option, as of the grant date.

     Expected dividend yield — We use an expected dividend yield of zero, as we have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.
     Expected life — This is the period of time that the stock options granted under our equity incentive plans and ESPP grants are expected to remain outstanding.
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
     For ESPP grants, the expected life is the plan period.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.
     For stock options granted, since we only have historical stock data from our IPO in March 2007, which is less than the expected life of the stock options, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option.
     For ESPP grants, we use our historical volatility since we have historical data available since our IPO, which is consistent with the expected life.
     If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.
     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Product cost of revenue	$31	$11
Services cost of revenue	71	33

Stock-based compensation expense included in cost of revenue	102	44

Research and development	318	205
Sales and marketing	666	383
General and administrative	840	570

Stock-based compensation expense included in operating expenses	1,824	1,158

Total stock-based compensation expense	$1,926	$1,202

Stock Options
     The following table summarizes stock option activity under the plans for the three months ended March 31, 2010 (in thousands, except share and per share data):

				Weighted
			Weighted-	Average Remaining	Aggregate
	Number of	Range of	Average	Contractual	Intrinsic
	Shares	Exercise Prices	Exercise Price	Term	Value
Outstanding at December 31, 2009	2,542,038	$0.24 to 15.49	$7.75		$5,878
Granted	221,400	22.27 to 27.09	24.30
Exercised	(256,654)	0.24 to 13.10	4.82
Forfeited	(33,154)	5.26 to 27.09	15.46

Outstanding at March 31, 2010	2,473,630	$0.24 to 27.09	$9.43	7.48	$33,816

Vested and exercisable at March 31, 2010	1,202,011	$0.24 to 15.49	$5.33	6.26	$21,182

Vested and expected to vest at March 31, 2010	2,122,628		$8.94	7.31	$30,023

     The following table summarizes information about stock options outstanding as of March 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$ 0.24 to 6.32	624,072	$2.33	5.08	546,967	$1.84
$ 6.41 to 6.77	800,209	6.71	8.27	367,119	6.72
$ 7.10 to 18.25	622,749	10.63	7.59	287,925	10.17
$19.11 to 27.09	426,600	23.19	9.36	—	—

	2,473,630	$9.43	7.48	1,202,011	$5.33

     The aggregate intrinsic value of all options exercised during the three months ended March 31, 2010 and 2009 was $5.3 million and $378,000, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $892,000 and $641,000 for the three months ended March 31, 2010 and 2009, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of March 31, 2010 was $7.7 million, which is expected to be recognized over a weighted average period of 2.76 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the three months ended March 31, 2010:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	435,222	$7.85
Granted	—	—
Vested	(84,865)	7.88
Forfeited	(2,373)	8.47

Unvested at March 31, 2010	347,984	$7.84

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
     The vest date fair value of restricted stock awards that vested during the three months ended March 31, 2010 and 2009 was $2.1 million and $529,000, respectively.
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock awards for the three months ended March 31, 2010 and 2009 was $448,000 and $506,000, respectively.
     As of March 31, 2010, there was $1.3 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 1.85 years.
Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the three months ended March 31, 2010:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	604,400	$10.91
Granted	173,500	23.80
Vested	(76,246)	25.33
Forfeited	—	—

Unvested at March 31, 2010	701,654	$14.44

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
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the three months ended March 31, 2010 was $485,000 and $18,000, respectively.
     As of March 31, 2010, there was $5.9 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.68 years.
     Employee Stock Purchase Plan
     The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. For the three months ended March 31, 2010 and 2009, no shares were purchased under the ESPP. The total compensation expense related to the ESPP for the three months ended March 31, 2010 and 2009 was $102,000 and $37,000, respectively.

5. Net Income (Loss) Per Share
     The calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2010 and 2009 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$810	$(1,117)

Denominator:
Weighted average shares outstanding — basic	27,220,667	25,934,259
Dilutive effect of employee stock plans	1,839,892	—

Weighted average shares outstanding — diluted	29,060,559	25,934,259

Net income (loss) per share:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Options to purchase common stock	381,979	1,868,387
Restricted stock units	—	51,104

	381,979	1,919,491

6. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$810	$(1,117)
Comprehensive income (loss):
Change in net unrealized gains (losses) on investments	(26)	(96)

Total comprehensive income (loss)	$784	$(1,213)

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

     The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. Our investments that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The fair value of investments classified as Level 2 utilized the market approach. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2010.
     The following table presents our financial assets and liabilities that were accounted for at fair value as of March 31, 2010 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$12,965	$12,965	$—	$—
Investments:
Corporate debt investments	18,965	—	18,965	—
Commercial paper	5,296	—	5,296	—
Government-sponsored enterprises	46,165	—	46,165	—
Government securities	2,009	2,009	—	—
Certificate of deposit	3,702	—	3,702	—

Total	$89,102	$14,974	$74,128	$—

8. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months ended March 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
United States	$18,306	$12,195
All foreign countries.	7,525	6,405

Consolidated total	$25,831	$18,600

9. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of March 31, 2010, we had total purchase commitments for inventory of approximately $7.3 million due within the next 12 months.
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2010 and 2009.

•	Non-GAAP Financial Measures. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2010 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
   Key Financial Metrics and Trends
     Our financial results are affected by a number of factors, including general economic conditions in the United States and globally, the amount and type of technology spending of our customers, and the financial condition of our customers and other entities in the industries and geographic areas that we serve. Beginning in the second half of 2008, the industries and geographic areas that we serve experienced weakness as macroeconomic conditions, credit market conditions and levels of business confidence and activity deteriorated. We are continuing to monitor economic conditions and their potential effect on our customers and on us. An additional economic downturn could adversely affect our customers’ financial condition and the levels of business activity. This could reduce demand and depress pricing for our products and services, which could have a material adverse effect on our results of operations or financial condition.
     During the first quarter of 2010, a significant portion of our revenue growth resulted from sales of our products and services to U.S. federal and state government agencies. Contracts with the U.S. federal and state government agencies collectively accounted for 24% and 14% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. We expect sales to U.S. federal and state government agencies to continue to account for a significant portion of our total revenue in 2010. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.
     We evaluate our performance on the basis of several key financial metrics, including revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods. We also evaluate performance on the basis of adjusted income (loss) from operations, adjusted net income and adjusted net income per share, which are non-GAAP financial measures. Information regarding our non-GAAP financial measures and a reconciliation to the nearest GAAP measure is provided under “Non-GAAP Financial Measures” below.
     Revenue
     We currently derive revenue from product sales and services. Product revenue is principally derived from the sale of our network security solutions. Our network security solutions include a perpetual software license bundled with a third-party hardware platform. Services revenue is principally derived from technical support and professional services. We typically sell technical support to complement our network security product solutions. Technical support entitles a customer to product updates and new rule releases on a when and if available basis and both telephone and web-based assistance for using our products. Our professional services revenue includes optional installation, configuration and tuning, which we refer to collectively as network security deployment services. These services typically occur on-site after delivery has occurred.
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
     We sell our network security solutions globally. However, 71% and 66% of our revenue for the three months ended March 31, 2010 and 2009, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 68% and

78% of total product revenue for the three months ended March 31, 2010 and 2009, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2010.
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
     Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, technical support and professional services, new product introductions, the cost of hardware platforms, expense for inventory excess and obsolescence, warranty expense, the cost of labor and materials and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a high-margin product could reduce our total gross profit percentage for that quarter.
     Operating Expenses
     Research and Development. Research and development expenses consist primarily of salaries, incentive compensation and allocated overhead costs for our engineers; costs for professional services to design, test and certify our products; and costs associated with data used by us in our product development.

     We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the year ending December 31, 2010; however, we expect these expenses to remain flat or decline slightly as a percentage of revenue.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and allocated overhead costs for sales and marketing personnel; trade show, advertising, marketing and other brand-building costs; marketing consultants and other professional services; training, seminars and conferences; and travel and related costs.
     As we continue to focus on increasing our market penetration, expanding internationally, increasing our indirect sales channel and building brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars for the year ending December 31, 2010 but remain relatively flat as a percentage of our revenue.
     General and Administrative. General and administrative expenses consist primarily of salaries, incentive compensation and allocated overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; and corporate insurance. We anticipate that general and administrative expenses will increase in absolute dollars for the year ending December 31, 2010.
     Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards granted or modified after January 1, 2006 using the prospective transition method.
     We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $1.9 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2010	2009	$	%
Products	$14,338	$9,868	$4,470	45%
Percentage of total revenue	56%	53%
Technical support and professional services	11,493	8,732	2,761	32%
Percentage of total revenue	44%	47%

Total revenue	$25,831	$18,600	$7,231	39%

     The increase in our product revenue for the three months ended March 31, 2010, as compared to the prior-year period, was primarily due to higher volume demand for our sensor products, mainly our higher performance products, and increased sales of our software licenses. For 2010, sensor product revenue increased $2.3 million over the prior-year period, including a $1.2 million increase in revenue from our higher performance products, and software licenses increased $1.8 million, including $431,000 in revenue from our virtual appliances that became generally available in the fourth quarter of 2009.
     The increase in our services revenue for the three months ended March 31, 2010, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2010	2009	$	%
Products	$3,796	$2,767	$1,029	37%
Percentage of total revenue	15%	15%
Technical support and professional services	1,405	1,382	23	2%
Percentage of total revenue	5%	7%

Total cost of revenue	$5,201	$4,149	$1,052	25%

Percentage of total revenue	20%	22%
     The increase in our product cost of revenue for the three months ended March 31, 2010, as compared to the prior-year period, was primarily due to higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers.
     The increase in our services cost of revenue for the three months ended March 31, 2010, as compared to the prior-year period, was primarily attributable to our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers, partially offset by decreased hardware service expense we pay to our third-party integrators to help maintain our install base.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended
	March 31,		Variance
	2010	2009	$	%
Products	$10,542	$7,101	$3,441	48%
Products gross margin	74%	72%
Technical support and professional services	10,088	7,350	2,738	37%
Technical support and professional services gross margin	88%	84%

Total gross profit	$20,630	$14,451	$6,179	43%

Total gross margin	80%	78%
     Products gross margin for the three months ended March 31, 2010 increased compared to the prior-year period primarily due to the product mix sold favoring products with higher gross margins and a decrease in inventory write-downs related to evaluation units and excess and obsolete inventory.
     Technical support and professional services gross margin for the three months ended March 31, 2010, as compared to the prior-year period, increased primarily due to service revenue increasing at a higher rate than service expense.
     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended
	March 31,		Variance
	2010	2009	$	%
Research and development	$3,795	$3,320	$475	14%
Percentage of total revenue	15%	18%
Sales and marketing	10,619	7,870	2,749	35%
Percentage of total revenue	41%	42%
General and administrative	4,319	3,843	476	12%
Percentage of total revenue	17%	21%
Depreciation and amortization	814	821	(7)	(1%)
Percentage of total revenue	3%	4%

Total operating expenses	$19,547	$15,854	$3,693	23%

Percentage of total revenue	76%	85%

     Research and development expenses for the three months ended March 31, 2010 increased over the prior-year period, primarily due to an increase of $308,000 in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs and an increase of $113,000 in stock-based compensation expense.
     Sales and marketing expenses for the three months ended March 31, 2010 increased over the prior-year period, primarily due to an increase of $1.7 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $390,000 in advertising, promotion, partner-marketing programs and trade show expenses and an increase of $283,000 in stock-based compensation expense.
     General and administrative expenses for the three months ended March 31, 2010 increased from the prior-year period, primarily due to an increase of $401,000 in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs and an increase of $270,000 in stock-based compensation expense, offset by a decrease of $116,000 in professional fees related to legal, accounting, information technology, audit and tax services, as well as reduced regulatory compliance and corporate development expenses.
     Depreciation and amortization expense for the three months ended March 31, 2010 remained relatively flat over the prior-year period.
     Other income, net and provision for income taxes. The following table shows our other income, net and provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Other income, net	$—	$361
Percentage of total revenue	0%	2%
Provision for income taxes	273	75
Percentage of total revenue	1%	0%
     Other income, net for the three months ended March 31, 2010 decreased from the prior-year period, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash and investment balances.
     Our provision for income taxes for the three months ended March 31, 2010 was $273,000, which is calculated using a projected effective tax rate as of March 31, 2010 of 25%. Our projected effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the benefit of projected net operating loss utilization, adjustments for book stock compensation expense and foreign income taxed at different rates. The provision for income taxes for the three months ended March 31, 2010 consisted of $213,000 of federal and state income tax expense and $60,000 of foreign income tax expense. Our provision for income taxes for the three months ended March 31, 2009 was $75,000, which resulted in an annual effective tax rate of negative 7%. Our annual effective tax rate for the three months ended March 31, 2009 differed from the U.S. federal statutory rate of 34% primarily due to the increase of the valuation allowance on certain deferred tax assets, state income taxes and the foreign income taxed at different rates. The provision for income taxes for the three months ended March 31, 2009, consisted of $75,000 of foreign income tax expense.
     We continue to assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carry-forwards, stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2010 and December 31, 2009, our deferred tax assets were fully reserved except for foreign deferred tax assets of $63,000, which are expected to be available to offset foreign tax liabilities in the future.
     If our recent trend of profitability continues, we may determine, based on generally accepted accounting principles, that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or part of our deferred tax assets, we would likely record an increase in assets on our consolidated balance sheet in the period of reversal and a corresponding tax benefit in our consolidated statement of operations for the amount of the reversal. Such amounts could be material to our financial statements and could occur as soon as our quarter ending June 30, 2010.

     Seasonality
     Our product revenue has tended to be seasonal, with a significant portion generated in the third and fourth quarters. Revenue from our government customers has been influenced by the September 30th fiscal year-end of the U.S. federal government, which has historically resulted in our revenue from government customers being highest in the second half of the year. In the fourth quarter, revenues have historically been strong due to purchases by North American enterprise customers, which operate on a calendar year budget and often wait until the fourth quarter to make their most significant capital equipment purchases. In addition, increased fourth quarter sales in Europe have historically resulted in higher fourth quarter revenues following a decline in sales in the summer months due to vacation practices in Europe and the resulting delay in capital purchase activities until the fall. While we expect these historical trends to continue, they could be affected by a number of factors, including another decline in general economic conditions, changes in the timing or amounts of U.S. government spending, and our planned international expansion. The timing of transactions could materially affect our quarterly or annual product revenue.
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
Non-GAAP Financial Measures
     In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. These non-GAAP results provide useful information to us and investors by excluding (i) stock-based compensation, which does not involve the expenditure of cash, and (ii) items that we believe may not be indicative of our operating performance, because either they are unusual and we do not expect them to recur in the ordinary course of our business or they are unrelated to the ongoing operation of the business in the ordinary course. The non-GAAP results have also been adjusted to reflect the effect of an assumed tax rate of 35%, which differs from our GAAP tax rate. We believe this adjustment provides useful information to us and investors because it more accurately reflects our expected long-term tax rate. These non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.

     The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Reconciliation to adjusted income (loss) from operations:
GAAP income (loss) from operations	$1,083	$(1,403)
Stock-based compensation expense	1,926	1,202

Adjusted income (loss) from operations	$3,009	$(201)

Adjusted income (loss) from operations as % of revenue	11.6%	NA

Reconciliation to adjusted net income:
GAAP net income (loss)	$810	$(1,117)
Stock-based compensation expense	1,926	1,202
Income tax adjustment *	(780)	19

Adjusted net income	$1,956	$104

Adjusted net income per share — basic	$0.07	$—
Adjusted net income per share — diluted	$0.07	$—

Weighted average shares outstanding — basic	27,220,667	25,934,259
Weighted average shares outstanding — diluted **	29,060,559	27,012,955

*	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an estimated tax rate of 35%.

**	For the three months ended March 31, 2009, the effect of dilutive securities was excluded from GAAP diluted weighted average shares outstanding due to the reported net loss under GAAP, but is included for non-GAAP diluted weighted average shares outstanding since we have non-GAAP net income.
Liquidity and Capital Resources
Cash Flows
     The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash and cash equivalents:
Provided by operating activities	$10,987	$4,269
(Used in) provided by investing activities	(7,484)	6,676
Provided by financing activities	1,448	96

Increase in cash and cash equivalents	4,951	11,041
Cash and cash equivalents at beginning of period	53,071	39,768

Cash and cash equivalents at end of period	58,022	50,809
Investments	76,136	54,492

Total cash, cash equivalents and investments	$134,158	$105,301

     Operating Activities. Cash provided by operating activities for the three months ended March 31, 2010 is the result of our net income of $810,000, $2.9 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $7.3 million. Cash provided by operating activities for the three months ended March 31, 2009 is the result of $1.9 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $3.5 million, offset by our net loss of $1.1 million.

     Investing Activities. Cash used in investing activities for the three months ended March 31, 2010 was primarily the result of purchases of investments of $30.5 million and capital expenditures of $1.2 million, offset by maturities of investments of $24.2 million. Cash provided by investing activities for the three months ended March 31, 2009 was primarily the result of maturities of investments of $22.7 million, offset by purchases of investments of $15.3 million and capital expenditures of $639,000.
     Financing Activities. Cash provided by financing activities for the three months ended March 31, 2010 and 2009 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through March 31, 2011 consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of March 31, 2010, we had cash, cash equivalents and investments of $134.2 million and working capital of $103.6 million.
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
     Revenue Recognition. We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of software-based appliances, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the VRT that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
     For each arrangement, we recognize revenue when: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed probable.

     We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on vendor-specific objective evidence, or VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.
     We have established VSOE of fair value for substantially all of our technical support based upon actual renewals of each type of technical support that is offered and for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is generally 12 months. The VSOE of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for professional services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.
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
     Expected life — This is the period of time that the stock options granted under our equity incentive plans and ESPP grants are expected to remain outstanding.
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
     For ESPP grants, the expected life is the plan period.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.
     For stock options granted, since we only have historical stock data from our IPO in March 2007, which is less than the expected life of the stock options, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option.
     For ESPP grants, we use our historical volatility since we have historical data available since our IPO, which is consistent with the expected life.
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
     We continue to assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carry-forwards, stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2010 and December 31, 2009, our deferred tax assets were fully reserved except for foreign deferred tax assets of $63,000, which are expected to be available to offset foreign tax liabilities in the future. Our provision for income taxes for the three months ended March 31, 2010 consists principally of federal, state and foreign income tax expense. Our provision for income taxes for the three months ended March 31, 2009 consists principally of foreign income tax expense.
     If our recent trend of profitability continues, we may determine, based on generally accepted accounting principles, that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or part of our deferred tax assets, we would likely record an increase in assets on our consolidated balance sheet in the period of reversal and a corresponding tax benefit in our consolidated statement of operations for the amount of the reversal. Such amounts could be material to our financial statements and could occur as soon as our quarter ending June 30, 2010.

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
     We have determined that there are no material uncertain tax positions that would require a reserve as of March 31, 2010.
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
     Allowance for Doubtful Accounts and Sales Return Allowance. We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $360,000 and $777,000, respectively.
     We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of March 31, 2010 and December 31, 2009, the sales return allowance was $340,000 and $380,000, respectively.
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
     Inventory write-downs, mostly related to evaluation units and excess and obsolete inventory, are reflected as cost of revenues and amounted to approximately $43,000 and $211,000 for the three months ended March 31, 2010 and 2009, respectively.
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
     In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an affect on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2009 through March 31, 2010. Information regarding our market risk at December 31, 2009, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the allegations of infringement against us are without merit, and we intend to defend this case vigorously on that basis. Both patents in this litigation are currently undergoing reexamination by the United States Patent and Trademark Office (“USPTO”), and the USPTO has rejected all claims of one of the patents as not patentable, and the patent owner has filed a response arguing that the claims are patentable. The USPTO has not yet issued its final decision on that patent. In the other of the two patents, the USPTO only recently agreed to reexamine the patent, determining that new information brought to the attention of the USPTO raises a “substantial question of patentability” of the patent claims. The patent owner now has the opportunity to file a response arguing why the patentability of the claims should be confirmed. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.

Item 1A.	RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     For example, Cisco Systems, Inc., IBM Corporation, Juniper Networks, Inc., Hewlett-Packard Company as a result of its acquisition of 3Com Corporation, Check Point Software Technologies, Ltd. and McAfee, Inc., have intrusion detection or prevention technologies that compete with our product offerings. Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, in some cases our competitors have aggressively reduced, and could continue to reduce, the price of their security monitoring, detection, prevention and response products, managed security services, and maintenance and support services which intensifies pricing pressures within our market.
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
     As of April 30, 2010, we had 27,473,833 outstanding shares of common stock. This number includes shares held by institutional investors who own a significant majority of our common stock. This number also includes shares held by directors and officers who may sell such shares at their discretion, subject to volume limitations contained in federal securities laws. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
Anti-takeover provisions in our charter documents and under Delaware law and our adoption of a stockholder rights plan could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Our certificate of incorporation and our bylaws contain provisions that may delay or prevent an acquisition of our company or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and our ability to issue preferred stock without stockholder approval. In addition, we have adopted a stockholder rights plan under which we would issue preferred stock rights upon specified events, which could substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors. Although we believe these provisions of our certificate of incorporation, bylaws, Delaware corporate law and our stockholder rights plan collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with us, they would apply even if stockholders consider the offer to be beneficial. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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
Repurchase of Equity Securities During the Period Ended March 31, 2010
     The following table provides information about purchases by us during the period ended March 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
     These were the only repurchases of equity securities made by us during the three months ended March 31, 2010. We do not currently have a stock repurchase program.

Maximum
			Total Number of	Number of
			Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
2/1/10 – 2/28/10	1,749 (1)	$0.001	—	—
3/1/10 – 3/31/10	624 (1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION
     None.

Item 6.	EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2010.

SOURCEFIRE, INC.

By:	/s/ John C. Burris

John C. Burris
Chief Executive Officer
(duly authorized officer)

By:	/s/ Todd P. Headley

Todd P. Headley
Chief Financial Officer
and Treasurer
(principal financial and accounting officer)

Exhibit Index

		Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

10.1	Non-Employee Director Compensation Policy, as amended effective May 20, 2010					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X