Form 10-Q
period 2010-06-30
SOURCEFIRE INC
filed 2010-08-05
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 30, 2010, there were 27,736,281 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,659	$53,071
Short-term investments	53,753	49,074
Accounts receivable, net of allowances of $825 as of June 30, 2010 and $1,157 as of December 31, 2009	23,715	32,771
Inventory	4,833	4,414
Deferred tax assets	2,810	63
Prepaid expenses and other current assets	2,816	4,365

Total current assets	159,586	143,758
Property and equipment, net	7,717	7,447
Investments	17,206	21,075
Deferred tax assets, noncurrent	4,625	—
Other assets	2,093	1,887

Total assets	$191,227	$174,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,936	$2,846
Accrued compensation and related expenses	3,519	5,074
Other accrued expenses	2,892	3,025
Current portion of deferred revenue	28,181	29,294
Other current liabilities	820	464

Total current liabilities	38,348	40,703
Deferred revenue, less current portion	6,297	4,883
Other long-term liabilities	125	92

Total liabilities	44,770	45,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 27,722,204 and 27,117,051 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	176,765	170,157
Accumulated deficit	(30,358)	(41,716)
Accumulated other comprehensive income	23	22

Total stockholders’ equity	146,457	128,489

Total liabilities and stockholders’ equity	$191,227	$174,167

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Products	$17,552	$12,280	$31,890	$22,148
Technical support and professional services	13,056	9,891	24,549	18,623

Total revenue	30,608	22,171	56,439	40,771

Cost of revenue:
Products	4,647	3,682	8,443	6,449
Technical support and professional services	1,657	1,393	3,062	2,775

Total cost of revenue	6,304	5,075	11,505	9,224

Gross profit	24,304	17,096	44,934	31,547
Operating expenses:
Research and development	4,342	3,396	8,137	6,716
Sales and marketing	11,410	8,428	22,029	16,298
General and administrative	4,736	3,992	9,055	7,835
Depreciation and amortization	833	830	1,647	1,651

Total operating expenses	21,321	16,646	40,868	32,500

Income (loss) from operations	2,983	450	4,066	(953)
Other income, net:
Interest and investment income	81	294	199	678
Interest expense	(3)	(6)	(12)	(16)
Other expense	(59)	(36)	(168)	(49)

Total other income, net	19	252	19	613

Income (loss) before income taxes	3,002	702	4,085	(340)
(Benefit) provision for income taxes	(7,546)	69	(7,273)	144

Net income (loss)	$10,548	$633	$11,358	$(484)

Net income (loss) per share:
Basic	$0.38	$0.02	$0.41	$(0.02)

Diluted	$0.37	$0.02	$0.39	$(0.02)

Weighted average shares outstanding used in computing per share amounts:
Basic	27,565,334	26,249,424	27,393,953	26,092,712

Diluted	28,600,689	27,551,669	28,831,577	26,092,712

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
	Common Stock		Additional Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2010	27,117,051	$26	$170,157	$(41,716)	$22	$128,489
Exercise of common stock options	415,146	1	2,076	—	—	2,077
Issuance of common stock under employee stock purchase plan	35,531	—	585	—	—	585
Issuance of restricted common stock	159,098	—	—	—	—	—
Cancellation of restricted common stock	(4,622)	—	—	—	—	—
Stock-based compensation expense	—	—	3,931	—	—	3,931
Excess tax benefits relating to share-based payments	—	—	16	—	—	16
Comprehensive income:
Net income for the six months ended June 30, 2010	—	—	—	11,358	—	11,358
Change in unrealized gain on investments, net of tax	—	—	—	—	1	1

Total comprehensive income						11,359

Balance as of June 30, 2010	27,722,204	$27	$176,765	$(30,358)	$23	$146,457

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income (loss)	$11,358	$(484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,754	1,692
Stock-based compensation	3,931	2,557
Excess tax benefits related to share-based payments	(16)	(31)
Amortization of premium (discount) on investments	530	(58)
Loss on disposal of assets	36	—
Deferred taxes	(7,386)	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,056	6,075
Inventory	(381)	1,205
Prepaid expenses and other assets	1,351	(1,145)
Accounts payable	90	(3,091)
Accrued expenses	(1,672)	(1,994)
Deferred revenue	301	2,147
Other liabilities	343	(151)

Net cash provided by operating activities	19,295	6,722

Investing activities
Purchase of property and equipment	(2,053)	(1,298)
Purchase of investments	(55,269)	(44,417)
Proceeds from maturities of investments	53,945	44,550

Net cash used in investing activities	(3,377)	(1,165)

Financing activities
Repayments of capital lease obligations	(8)	(32)
Proceeds from employee stock-based plans	2,662	1,379
Excess tax benefits related to share-based payments	16	31

Net cash provided by financing activities	2,670	1,378

Net increase in cash and cash equivalents	18,588	6,935
Cash and cash equivalents at beginning of period	53,071	39,768

Cash and cash equivalents at end of period	$71,659	$46,703

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
     In addition to our commercial and open source network security products, we offer a variety of services to help our customers install and support our solutions. Available services include Customer Support, Education, Professional Services and Snort rule subscriptions.
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
     Allowance for Doubtful Accounts and Sales Return Allowance
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $405,000 and $777,000, respectively.
     We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of June 30, 2010 and December 31, 2009, the sales return allowance was $420,000 and $380,000, respectively.
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

     Inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2010	2009
Finished goods	$2,617	$2,850
Evaluation units	1,148	733
Advance replacement units	1,068	831

Total inventory	$4,833	$4,414

     Inventory write-downs, mostly related to evaluation units and excess and obsolete inventory, are reflected as cost of revenues and amounted to approximately $284,000 and $927,000 for the three months ended June 30, 2010 and 2009, respectively, and $327,000 and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.
Revenue Recognition
     We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of software-based appliances, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
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

     For the three months ended June 30, 2010, one customer, a distributor of our products to the U.S. government, accounted for 13% of total revenue. For the six months ended June 30, 2010, two customers, one a reseller and the other a distributor of our products to the U.S. government, accounted for 10% and 11%, respectively, of total revenue. For the three months ended June 30, 2009, one customer, a distributor of our products to the U.S. government, accounted for 11% of total revenue. For the six months ended June 30, 2009, we had no significant customers that accounted for greater than 10% of total revenue.
     As of June 30, 2010, two customers, one a reseller and the other a distributor of our products to the U.S. government, accounted for 12% and 13%, respectively, of our accounts receivable. As of December 31, 2009, one customer, a distributor of our products to the U.S. government, accounted for 31% of our accounts receivable.
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
Income Taxes
     We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.
     We continue to assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carryforwards, and temporary differences associated with stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
     With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Any excess tax benefit, above amounts previously recorded on stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.
     We have determined there are no material uncertain tax positions that would require a reserve as of June 30, 2010.
     Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating our provision for income taxes, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. See Note 4 for additional discussion of income taxes.
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
Net Income (Loss) Per Share
     Basic net income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. See Note 6 for additional discussion of our net income (loss) per share.
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
     In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an effect on our consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

3. Investments
     The following is a summary of available-for-sale investments as of June 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$14,223	$—	$—	$14,223
Corporate debt investments	16,700	24	(16)	16,708
Commercial paper	6,098	—	—	6,098
Government-sponsored enterprises	45,339	21	(4)	45,356
Government securities	3,216	12	—	3,228
Certificate of deposit	3,701	—	—	3,701

Total investments	89,277	$57	$(20)	89,314

Amounts classified as cash equivalents*	(18,355)			(18,355)

Total available-for-sale investments	$70,922			$70,959

Due in one year or less	$53,718	$52	$(17)	$53,753
Due after one year through five years	17,204	5	(3)	17,206

	$70,922	$57	$(20)	$70,959

*	Does not include cash held in our bank accounts
The following is a summary of available-for-sale investments as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$17,617	$—	$—	$17,617
Corporate debt investments	17,715	15	(17)	17,713
Commercial paper	7,543	2	—	7,545
Government-sponsored enterprises	39,218	41	(27)	39,232
Government securities	1,995	8	—	2,003
Certificate of deposit	4,905	—	—	4,905

Total investments	88,993	$66	$(44)	89,015

Amounts classified as cash equivalents*	(18,866)			(18,866)

Total available-for-sale investments	$70,127			$70,149

Due in one year or less	$49,030	$48	$(4)	$49,074
Due after one year through five years	21,097	18	(40)	21,075

	$70,127	$66	$(44)	$70,149

*	Does not include cash held in our bank accounts
     The following tables show the gross unrealized losses and fair value of our investments as of June 30, 2010 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$7,881	$16	$—	$—	$7,881	$16
Government-sponsored enterprises	14,178	4	—	—	14,178	4

     As of June 30, 2010, the unrealized holding gain, net of tax on available-for-sale securities included in accumulated other comprehensive income totaled $23,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of June 30, 2010. There are ten corporate debt investments and six government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
4. Income Taxes
     Our benefit for income taxes for the three months and six months ended June 30, 2010 consisted of a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S., partially offset by a tax provision for state income taxes and the income generated by our foreign subsidiaries, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations. Our provision for income taxes for the three months and six months ended June 30, 2009 consisted primarily of a tax provision for state income taxes and the income generated by our foreign subsidiaries, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
     As of December 31, 2009, we had a full valuation allowance against our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and temporary differences associated with deferred revenue and stock-based compensation. In preparing our interim tax provision, we compute a forecast of our annual effective tax rate. Our forecasted annual effective tax rate includes a $4.1 million tax benefit from the release of the valuation allowance attributable to deferred tax assets associated with our NOL carryforwards which are expected to be utilized during the year. Based upon our operating results over recent years and through June 30, 2010, as well as an assessment of our expected future results of operations, during the second quarter of 2010 we determined that it had become more likely than not that we will ultimately realize the tax benefits of our deferred tax assets in the U.S. As a result, during the second quarter, we released the remaining $7.6 million of our valuation allowance, which was recorded as a one-time tax benefit.
5. Stock-Based Compensation
     In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2009, we had reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan. On January 1, 2010, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2009, or 1,084,682 shares. Therefore, as of June 30, 2010, we have reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options:
Average risk-free interest rate	2.3%	2.5%	2.6%	2.4%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	4.75	6.25	5.58	6.25
Expected volatility	61.3%	64.7%	61.3%	64.7%
Weighted-average fair value at grant date	$11.33	$6.84	$13.15	$5.39

Employee stock purchase plan:
Average risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Expected dividend yield	—	—	—	—
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	48.3%	77.5%	48.3%	77.5%
Weighted-average fair value at grant date	$5.15	$3.52	$5.15	$3.52
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

     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009
Product cost of revenue	$47	$14	$78	$25
Services cost of revenue	85	21	156	54

Stock-based compensation expense included in cost of revenue	132	35	234	79

Research and development	343	211	661	416
Sales and marketing	836	397	1,502	780
General and administrative	694	712	1,534	1,282

Stock-based compensation expense included in operating expenses	1,873	1,320	3,697	2,478

Total stock-based compensation expense	$2,005	$1,355	$3,931	$2,557

Stock Options
     The following table summarizes stock option activity under the plans for the six months ended June 30, 2010 (in thousands, except share and per share data):

				Weighted
				Average
			Weighted-	Remaining	Aggregate
	Number of	Range of	Average	Contractual	Intrinsic
	Shares	Exercise Prices	Exercise Price	Term	Value
Outstanding at December 31, 2009	2,542,038	$0.24 to 15.49	$7.75		$5,878
Granted	350,400	18.56 to 27.09	23.32
Exercised	(415,146)	0.24 to 13.10	5.00
Forfeited	(46,473)	5.26 to 27.09	16.12

Outstanding at June 30, 2010	2,430,819	$0.24 to 27.09	$10.30	7.33	$23,243

Vested and exercisable at June 30, 2010	1,165,712	$0.24 to 15.49	$5.70	6.20	$15,509

Vested and expected to vest at June 30, 2010	2,081,396		$9.78	7.17	$20,808

     The following table summarizes information about stock options outstanding as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-Average		Weighted-
Range of		Average	Contractual		Average
Exercise Prices	Number of Shares	Exercise Prices	Life (Years)	Number of Shares	Exercise Prices
$0.24 to 6.47	652,694	$3.10	5.37	519,915	$2.34
$6.50 to 6.77	661,990	6.75	8.08	339,523	6.76
$7.10 to 19.92	656,735	11.87	7.32	306,274	10.21
$21.32 to 27.09	459,400	23.42	9.03	—	—

	2,430,819	$10.30	7.33	1,165,712	$5.70

     The aggregate intrinsic value of all options exercised during the six months ended June 30, 2010 and 2009 was $7.8 million and $3.3 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $949,000 and $732,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2010 was $7.9 million, which is expected to be recognized over a weighted average period of 2.72 years.

Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the six months ended June 30, 2010:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value
Unvested at December 31, 2009	435,222	$7.85
Granted	28,876	17.98
Vested	(118,271)	8.54
Forfeited	(4,622)	7.87

Unvested at June 30, 2010	341,205	$8.47

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
     The vest date fair value of restricted stock awards that vested during the six months ended June 30, 2010 and 2009 was $2.8 million and $1.3 million, respectively.
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $338,000 and $451,000 for the three months ended June 30, 2010 and 2009, respectively, and $786,000 and $957,000 for the six months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010, there was $1.5 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 1.68 years.
Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the six months ended June 30, 2010:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	604,400	$10.91
Granted	302,650	22.14
Vested	(130,222)	9.68
Forfeited	(2,975)	17.49

Unvested at June 30, 2010	773,853	$15.50

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
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $601,000 and $124,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $142,000 for the six months ended June 30, 2010 and 2009, respectively.

     As of June 30, 2010, there was $7.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.53 years.
     Employee Stock Purchase Plan
     The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. During the six months ended June 30, 2010, an aggregate of 35,531 shares were purchased under the ESPP for a total of $586,000. As of June 30, 2010, 801,313 shares remain available for future issuance under the ESPP. The total compensation expense related to the ESPP for the three months ended June 30, 2010 and 2009 was $118,000 and $45,000, respectively, and $220,000 and $82,000 for the six months ended June 30, 2010 and 2009, respectively.
6. Net Income (Loss) Per Share
     The calculation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2010 and 2009 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$10,548	$633	$11,358	$(484)

Denominator:
Weighted-average shares outstanding — basic	27,565,334	26,249,424	27,393,953	26,092,712
Dilutive effect of employee stock plans	1,035,355	1,302,245	1,437,624	—

Weighted-average shares — diluted	28,600,689	27,551,669	28,831,577	26,092,712

Net income (loss) per share:
Basic	$0.38	$0.02	$0.41	$(0.02)

Diluted	$0.37	$0.02	$0.39	$(0.02)

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009
Options to purchase common stock	541,198	690,857	461,589	3,206,181
Restricted stock units	173,500	61,835	86,750	226,779

	714,698	752,692	548,339	3,432,960

7. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$10,548	$633	$11,358	$(484)
Comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax	27	(44)	1	(140)

Total comprehensive income (loss)	$10,575	$589	$11,359	$(624)

8. Fair Value Measurement
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
     The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. Our investments that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The fair value of investments classified as Level 2 utilized the market approach. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2010.
     The following table presents our financial assets and liabilities that were accounted for at fair value as of June 30, 2010 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$14,223	$14,223	$—	$—
Government-sponsored enterprises	3,132	—	3,132	—
Commercial paper	1,000	—	1,000	—
Investments:
Corporate debt investments	16,708	—	16,708	—
Commercial paper	5,098	—	5,098	—
Government-sponsored enterprises	42,224	—	42,224	—
Government securities	3,228	2,009	1,219	—
Certificate of deposit	3,701	—	3,701	—

Total	$89,314	$16,232	$73,082	$—

9. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$23,423	$17,964	$41,729	$30,159
All foreign countries	7,185	4,207	14,710	10,612

Total	$30,608	$22,171	$56,439	$40,771

10. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2010, we had total purchase commitments for inventory of approximately $6.2 million due within the next 12 months.

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
     Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2010 and 2009.

•	Non-GAAP Financial Measures. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2010 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
     During the second quarter of 2010, a significant portion of our revenue growth resulted from sales of our products and services to U.S. federal and state government agencies. Contracts with the U.S. federal and state government agencies collectively accounted for 26% and 31% of our total revenue for the three months ended June 30, 2010 and 2009, respectively, and 25% and 23% of our total revenue for the six months ended June 30, 2010 and 2009, respectively. We expect sales to U.S. federal and state government agencies to continue to account for a significant portion of our total revenue in 2010. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.
     We evaluate our performance on the basis of several key financial metrics, including revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods. We also evaluate performance on the basis of adjusted income from operations, adjusted net income and adjusted net income per share, which are non-GAAP financial measures. Information regarding our non-GAAP financial measures and a reconciliation to the nearest GAAP measure is provided under “Non-GAAP Financial Measures” below.
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
     We sell our network security solutions globally. However, 77% and 81% of our revenue for the three months ended June 30, 2010 and 2009, respectively, and 74% of our revenue for the six months ended June 30, 2010 and 2009 was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 62% and

73% of total product revenue for the three months ended June 30, 2010 and 2009, respectively, and 65% and 75% of total product revenue for the six months ended June 30, 2010 and 2009, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2010.
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
     We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $2.0 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively, and $3.9 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products	$17,552	$12,280	$5,272	43%	$31,890	$22,148	$9,742	44%
Percentage of total revenue	57%	55%			57%	54%
Technical support and professional services	13,056	9,891	3,165	32%	24,549	18,623	5,926	32%
Percentage of total revenue	43%	45%			43%	46%

Total revenue	$30,608	$22,171	$8,437	38%	$56,439	$40,771	$15,668	38%

     The increase in our product revenue for the three months and six months ended June 30, 2010, as compared to the prior-year periods, was primarily due to higher volume demand for our sensor products and increased sales of our software licenses. For the three months ended June 30, 2010, sensor product revenue increased $3.7 million and software license revenue increased $1.4 million over the prior-year period. For the six months ended June 30, 2010, sensor product revenue increased $6.0 million and software license revenue increased $3.2 million over the prior-year period.

     The increase in our services revenue for the three months and six months ended June 30, 2010, as compared to the prior-year periods, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.
     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products	$4,647	$3,682	$965	26%	$8,443	$6,449	$1,994	31%
Percentage of total revenue	15%	17%			15%	16%
Technical support and professional services	1,657	1,393	264	19%	3,062	2,775	287	10%
Percentage of total revenue	5%	6%			5%	7%

Total cost of revenue	$6,304	$5,075	$1,229	24%	$11,505	$9,224	$2,281	25%

Percentage of total revenue	21%	23%			20%	23%
     The increase in our product cost of revenue for the three months and six months ended June 30, 2010, as compared to the prior-year periods, was primarily due to higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers.
     The increase in our services cost of revenue for the three months and six months ended June 30, 2010, as compared to the prior-year periods, was primarily attributable to our hiring of additional personnel to both service our larger installed customer base, provide training to our resellers and customers, and provide professional services to our customers, partially offset by decreased hardware service expense we pay to our third-party integrators to help maintain our install base.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products	$12,905	$8,598	$4,307	50%	$23,447	$15,699	$7,748	49%
Product gross margin	74%	70%			74%	71%
Technical support and professional services	11,399	8,498	2,901	34%	21,487	15,848	5,639	36%
Technical support and professional services gross margin	87%	86%			88%	85%

Total gross profit	$24,304	$17,096	$7,208	42%	$44,934	$31,547	$13,387	42%

Total gross margin	79%	77%			80%	77%
     Products gross margin for the three months and six months ended June 30, 2010 increased compared to the prior-year periods primarily due to a decrease in inventory write-downs related to excess and obsolete inventory.
     Technical support and professional services gross margin for the three months and six months ended June 30, 2010, as compared to the prior-year periods, increased primarily due to service revenue increasing at a higher rate than service expense.

     Operating expenses. The following table highlights our operating expenses (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Research and development	$4,342	$3,396	$946	28%	$8,137	6,716	$1,421	21%
Percentage of total revenue	14%	15%			14%	16%
Sales and marketing	11,410	8,428	2,982	35%	22,029	16,298	5,731	35%
Percentage of total revenue	37%	38%			39%	40%
General and administrative	4,736	3,992	744	19%	9,055	7,835	1,220	16%
Percentage of total revenue	15%	18%			16%	19%
Depreciation and amortization	833	830	3	0%	1,647	1,651	(4)	(0)%
Percentage of total revenue	3%	4%			3%	4%

Total operating expenses	$21,321	$16,646	$4,675	28%	$40,868	$32,500	$8,368	26%

Percentage of total revenue	70%	75%			72%	80%
     Research and development expenses for the three months ended June 30, 2010 increased over the prior-year period, primarily due to an increase of $476,000 in consulting fees, an increase of $326,000 in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs and an increase of $132,000 in stock-based compensation expense. Research and development expenses for the six months ended June 30, 2010 increased over the prior-year period, primarily due to an increase of $634,000 in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs, an increase of $509,000 in consulting fees and an increase of $245,000 in stock-based compensation expense.
     Sales and marketing expenses for the three months ended June 30, 2010 increased over the prior-year period, primarily due to an increase of $1.9 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $439,000 in stock-based compensation expense and an increase of $260,000 in travel and travel-related expenses. Sales and marketing expenses for the six months ended June 30, 2010 increased over the prior-year period, primarily due to an increase of $3.6 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $722,000 in stock-based compensation expense, an increase of $455,000 in advertising, promotion, partner-marketing programs and trade show expenses and an increase of $362,000 in travel and travel-related expenses.
     General and administrative expenses for the three months ended June 30, 2010 increased from the prior-year period, primarily due to an increase of $427,000 in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs and an increase of $545,000 in professional fees related to legal services. General and administrative expenses for the six months ended June 30, 2010 increased from the prior-year period, primarily due to an increase of $827,000 in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, an increase of $586,000 in professional fees related to legal services and an increase of $252,000 in stock-based compensation expense.
     Depreciation and amortization expense for the three months and six months ended June 30, 2010 remained relatively flat over the prior-year periods.

     Other income, net.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Other income, net	$19	$252	$(233)	(92)%	$19	$613	$(594)	(97)%
Percentage of total revenue	0%	1%			0%	2%
     Other income, net for the three months and six months ended June 30, 2010 decreased from the prior-year period, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash and investment balances.
     (Benefit) provision for income taxes.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	$	%	2010	2009	$	%
(Benefit) provision for income taxes	$(7,546)	$69	$(7,615)	nm	$(7,273)	$144	$(7,417)	nm
     Our effective tax rate for the three months ended June 30, 2010 was a benefit of 251%, compared to an expense of 10% in the prior-year period. Our effective tax rate for the six months ended June 30, 2010 was a benefit of 178%, compared to an expense of 42% in the prior-year period. The net tax benefit recorded for the three months and six months ended June 30, 2010 was primarily due to a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S. Our provision for income taxes for the three months and six months ended June 30, 2009 consisted primarily of a tax provision for state income taxes and the income generated by our foreign subsidiaries, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
     As of December 31, 2009, we had a full valuation allowance against our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and temporary differences associated with deferred revenue and stock-based compensation. In preparing our interim tax provision, we compute a forecast of our annual effective tax rate. Our forecasted annual effective tax rate includes a $4.1 million tax benefit from the release of the valuation allowance attributable to deferred tax assets associated with our net operating loss carryforwards which are expected to be utilized during the year. Based upon our operating results over recent years and through June 30, 2010, as well as an assessment of our expected future results of operations, during the second quarter of 2010 we determined that it had become more likely than not that we will ultimately realize the tax benefits of our deferred tax assets in the U.S. As a result, during the second quarter, we released the remaining $7.6 million of our valuation allowance, which was recorded as a one-time tax benefit.
     Our effective tax rate for the three months and six months ended June 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to the release of the valuation allowance on our deferred tax assets, state income taxes and foreign income taxed at different rates.
     Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets and changes in the tax law. Further, our effective tax rate may fluctuate within a fiscal year, including from quarter-to-quarter, due to items arising from discrete events, including the resolution or identification of tax position uncertainties and acquisitions of other companies.
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
     The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reconciliation to adjusted income (loss) from operations:
GAAP income (loss) from operations	$2,983	$450	$4,066	$(953)
Stock-based compensation expense	2,005	1,355	3,931	2,557

Adjusted income from operations	$4,988	$1,805	$7,997	$1,604

Adjusted income from operations as % of revenue	16%	8%	14%	4%

Reconciliation to adjusted net income:
GAAP net income (loss)	$10,548	$633	$11,358	$(484)
Stock-based compensation expense	2,005	1,355	3,931	2,557
Release of the valuation allowance	(7,613)	—	(7,613)	—
Income tax adjustment *	(1,685)	(651)	(2,465)	(632)

Adjusted net income	$3,255	$1,337	$5,211	$1,441

Adjusted net income per share – basic	$0.12	$0.05	$0.19	$0.06
Adjusted net income per share – diluted **	$0.11	$0.05	$0.18	$0.05

Weighted-average shares outstanding — basic	27,565,334	26,249,424	27,393,953	26,092,712
Weighted-average shares outstanding — diluted	28,600,689	27,551,669	28,831,577	27,283,183

*	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

**	For the six months ended June 30, 2009, the effect of dilutive securities was excluded from GAAP diluted weighted average shares outstanding due to the reported net loss under GAAP, but is included for non-GAAP diluted weighted average shares outstanding since we have non-GAAP adjusted net income.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash and cash equivalents:
Provided by operating activities	$19,295	$6,722
Used in investing activities	(3,377)	(1,165)
Provided by financing activities	2,670	1,378

Increase in cash and cash equivalents	18,588	6,935
Cash and cash equivalents at beginning of period	53,071	39,768

Cash and cash equivalents at end of period	71,659	46,703
Investments	70,959	61,585

Total cash, cash equivalents and investments	$142,618	$108,288

     Operating Activities. Cash provided by operating activities for the six months ended June 30, 2010 is the result of our net income of $11.4 million and changes in our operating assets and liabilities of $9.1 million, partially offset by $1.2 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets. Cash provided by operating activities for the six months ended June 30, 2009 is the result of $4.2 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $3.0 million, offset by our net loss of $484,000.
     Investing Activities. Cash used in investing activities for the six months ended June 30, 2010 was primarily the result of purchases of investments of $55.3 million and capital expenditures of $2.1 million, offset by maturities of investments of $53.9 million. Cash used in investing activities for the six months ended June 30, 2009 was primarily the result of purchases of investments of $44.4 million and capital expenditures of $1.3 million, offset by maturities of investments of $44.6 million.
     Financing Activities. Cash provided by financing activities for the six months ended June 30, 2010 and 2009 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through June 30, 2011 consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of June 30, 2010, we had cash, cash equivalents and investments of $142.6 million and working capital of $121.2 million.
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
     The key assumptions used in the Black-Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and ESPP grants include the following:
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
     Our stock awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon achievement of performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust stock-based compensation expense accordingly. The stock-based compensation expense is recognized ratably over the estimated vesting period. Stock-based compensation expense may fluctuate within a fiscal year, including from quarter-to-quarter, based on the probability of achieving those performance measures.
     Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carry-forwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.
     We continue to assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carryforwards, and temporary differences associated with stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
     As of December 31, 2009, we had a full valuation allowance against our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and temporary differences associated with deferred revenue and stock-based compensation. In preparing our interim tax provision, we compute a forecast of our annual effective tax rate. Our forecasted annual effective tax rate includes a $4.1 million tax benefit from the release of the valuation allowance attributable to deferred tax assets associated with our NOL carryforwards which are expected to be utilized during the year. Based upon our operating results over recent years and through June 30, 2010, as well as an assessment of our expected future results of operations, during the second quarter of 2010 we determined that it had become more likely than not that we will ultimately realize the tax benefits of our deferred tax assets in the U.S. As a result, during the second quarter, we released the remaining $7.6 million of our valuation allowance, which was recorded as a one-time tax benefit.
     With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Any excess tax benefit, above amounts previously recorded on stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.
     We have determined that there are no material uncertain tax positions that would require a reserve as of June 30, 2010.
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
     In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have an effect on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2009 through June 30, 2010. Information regarding our market risk at December 31, 2009, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the patents in this case are invalid and that the allegations of infringement are without merit, and we intend to defend this case vigorously on these bases. Both patents in this litigation are currently undergoing reexamination by the United States Patent and Trademark Office (“USPTO”), and the USPTO has rejected all claims of one of the patents as not patentable. In one action, the patent owner has filed a response arguing that the claims are patentable. The USPTO has not yet issued its final decision on either patent. On June 25, 2010, the District Court dismissed the action filed May 29, 2009, for lack of standing. Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit. Also on June 25, 2010, the District Court stayed the action filed August 3, 2009 pending conclusion of the reexaminations. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.
Item 1A. RISK FACTORS
          Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.
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
          As of July 30, 2010, we had 27,736,281 outstanding shares of common stock. This number includes shares held by institutional investors who own a significant majority of our common stock. This number also includes shares held by directors and officers who may sell such shares at their discretion, subject to volume limitations contained in federal securities laws. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Repurchase of Equity Securities During the Period Ended June 30, 2010
     The following table provides information about purchases by us during the three-month period ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
     These were the only repurchases of equity securities made by us during the three months ended June 30, 2010. We do not currently have a stock repurchase program.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
4/1/10 — 4/30/10	1,312 (1)	$0.001	—	—
5/1/10 — 5/31/10	937 (1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION
     None.

Item 6.	EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2010.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index
		Incorporation by Reference
Exhibit			File
Number	Exhibit Description	Form	Number	Exhibit	File Date	Filed with this 10-Q
3.1	Sixth Amended and Restated Certificate	10-Q	1-33350	3.1	5/4/2007
	of Incorporation

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series	8-A	1-33350	3.1	10/30/2008
	A Junior Participating Preferred Stock

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October	8-A	1-33350	4.1	10/30/2008
	30, 2008, by and between the Company and
	Continental Stock Transfer & Trust Co.,
	as rights agent

10.1	Non-Employee Director Compensation					X
	Policy, as amended effective May 20,
	2010

10.2	Amended and Restated Original Equipment					X
	Manufacturer Agreement entered into as
	of May 10, 2010 between Netronome
	Systems Inc. and Sourcefire, Inc.

31.1	Certification of Chief Executive Officer					X
	pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer					X
	pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer					X
	and Chief Financial Officer pursuant to
	Section 906 of the Sarbanes-Oxley Act of
	2002