Form 10-Q
period 2010-09-30
SOURCEFIRE INC
filed 2010-11-04
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2010, there were 28,009,789 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,034	$53,071
Short-term investments	58,677	49,074
Accounts receivable, net of allowances of $978 as of September 30, 2010 and $1,157 as of December 31, 2009	38,927	32,771
Inventory	5,323	4,414
Deferred tax assets	2,741	63
Prepaid expenses and other current assets	3,818	4,365

Total current assets	184,520	143,758
Property and equipment, net	9,135	7,447
Investments	8,869	21,075
Deferred tax assets, noncurrent	4,625	—
Other assets	2,180	1,887

Total assets	$209,329	$174,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,079	$2,846
Accrued compensation and related expenses	5,545	5,074
Other accrued expenses	3,455	3,025
Current portion of deferred revenue	32,230	29,294
Other current liabilities	681	464

Total current liabilities	45,990	40,703
Deferred revenue, less current portion	7,418	4,883
Other long-term liabilities	129	92

Total liabilities	53,537	45,678

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 27,978,648 and 27,117,051 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	181,878	170,157
Accumulated deficit	(26,143)	(41,716)
Accumulated other comprehensive income	30	22

Total stockholders’ equity	155,792	128,489

Total liabilities and stockholders’ equity	$209,329	$174,167

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Products	$22,904	$16,650	$54,794	$38,798
Technical support and professional services	13,260	10,773	37,809	29,396

Total revenue	36,164	27,423	92,603	68,194

Cost of revenue:
Products	5,748	4,281	14,191	10,730
Technical support and professional services	1,715	1,786	4,777	4,561

Total cost of revenue	7,463	6,067	18,968	15,291

Gross profit	28,701	21,356	73,635	52,903
Operating expenses:
Research and development	5,146	4,227	13,283	10,943
Sales and marketing	12,397	9,164	34,426	25,462
General and administrative	5,345	4,604	14,400	12,439
Depreciation and amortization	811	815	2,458	2,466

Total operating expenses	23,699	18,810	64,567	51,310

Income from operations	5,002	2,546	9,068	1,593
Other income, net:
Interest and investment income	117	190	316	868
Interest expense	(3)	—	(15)	(16)
Other expense	(54)	(45)	(222)	(94)

Total other income, net	60	145	79	758

Income before income taxes	5,062	2,691	9,147	2,351
Provision (benefit) for income taxes	847	(6)	(6,426)	138

Net income	$4,215	$2,697	$15,573	$2,213

Net income per share:
Basic	$0.15	$0.10	$0.57	$0.08

Diluted	$0.15	$0.09	$0.54	$0.08

Weighted average shares outstanding used in computing per share amounts:
Basic	27,818,610	26,662,046	27,537,080	26,284,576

Diluted	28,835,105	28,487,916	28,834,327	27,686,847

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2010	27,117,051	$26	$170,157	$(41,716)	$22	$128,489
Exercise of common stock options	656,402	1	3,524	—	—	3,525
Issuance of common stock under employee stock purchase plan	35,531	—	585	—	—	585
Issuance of restricted common stock	176,223	—	—	—	—	—
Cancellation of restricted common stock	(6,559)	—	—	—	—	—
Stock-based compensation expense	—	—	6,881	—	—	6,881
Excess tax benefits relating to share-based payments	—	—	731	—	—	731
Comprehensive income:
Net income for the nine months ended September 30, 2010	—	—	—	15,573	—	15,573
Change in unrealized gain on investments, net of tax	—	—	—	—	8	8

Total comprehensive income						15,581

Balance as of September 30, 2010	27,978,648	$27	$181,878	$(26,143)	$30	$155,792

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$15,573	$2,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,614	2,547
Stock-based compensation	6,881	4,426
Excess tax benefits related to share-based payments	(731)	(89)
Amortization of premium on investments	753	112
Loss on disposal of assets	36	—
Deferred taxes	(7,322)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,156)	1,992
Inventory	(818)	140
Prepaid expenses and other assets	263	(1,790)
Accounts payable	1,233	(2,540)
Accrued expenses	1,632	(456)
Deferred revenue	5,471	3,238
Other liabilities	212	(250)

Net cash provided by operating activities	19,641	9,543

Investing activities
Purchase of property and equipment	(4,384)	(1,641)
Purchase of investments	(80,068)	(66,743)
Proceeds from maturities of investments	81,945	60,225

Net cash used in investing activities	(2,507)	(8,159)

Financing activities
Repayments of capital lease obligations	(12)	(32)
Proceeds from employee stock-based plans	4,110	3,224
Excess tax benefits related to share-based payments	731	89

Net cash provided by financing activities	4,829	3,281

Net increase in cash and cash equivalents	21,963	4,665
Cash and cash equivalents at beginning of period	53,071	39,768

Cash and cash equivalents at end of period	$75,034	$44,433

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
     On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, sales return allowance, warranty reserve, reserve for excess and obsolete inventory, useful lives of long-lived assets, income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented.
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
     Allowance for Doubtful Accounts and Sales Return Allowance
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $428,000 and $777,000, respectively.
     We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of September 30, 2010 and December 31, 2009, the sales return allowance was $550,000 and $380,000, respectively.
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

     Inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2010	2009
Finished goods	$2,955	$2,850
Evaluation units	1,183	733
Advance replacement units	1,185	831

Total inventory	$5,323	$4,414

     Inventory write-downs, mostly related to evaluation units and excess and obsolete inventory, are reflected as cost of revenues and amounted to approximately $488,000 and $977,000 for the three months ended September 30, 2010 and 2009, respectively, and $815,000 and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.
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

     For the three months ended September 30, 2010, one customer, a distributor of our products to the U.S. government, accounted for 29% of total revenue. For the nine months ended September 30, 2010, two customers, one a reseller and the other a distributor of our products to the U.S. government, accounted for 10% and 18%, respectively, of total revenue. For the three months and nine months ended September 30, 2009, one customer, a distributor of our products to the U.S. government, accounted for 22% and 14%, respectively, of total revenue.
     As of September 30, 2010, one customer, a distributor of our products to the U.S. government, accounted for 35% of our accounts receivable. As of December 31, 2009, one customer, a distributor of our products to the U.S. government, accounted for 31% of our accounts receivable.
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
     We have determined there are no material uncertain tax positions that would require a reserve as of September 30, 2010.
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
  Net Income Per Share
     Basic net income per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. See Note 6 for additional discussion of our net income per share.
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
  Reclassifications
     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

3. Investments
     The following is a summary of available-for-sale investments as of September 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$20,373	$—	$—	$20,373
Corporate debt investments	27,625	39	(8)	27,656
Commercial paper	6,542	2	—	6,544
Government-sponsored enterprises	31,620	11	(3)	31,628
Government securities	3,209	9	—	3,218

Total investments	89,369	$61	$(11)	89,419

Amounts classified as cash equivalents*	(21,873)			(21,873)

Total available-for-sale investments	$67,496			$67,546

Due in one year or less	$58,627	$58	$(8)	$58,677
Due after one year through five years	8,869	3	(3)	8,869

	$67,496	$61	$(11)	$67,546

*	Does not include cash held in our bank accounts
     The following is a summary of available-for-sale investments as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$17,617	$—	$—	$17,617
Corporate debt investments	17,715	15	(17)	17,713
Commercial paper	7,543	2	—	7,545
Government-sponsored enterprises	39,218	41	(27)	39,232
Government securities	1,995	8	—	2,003
Certificate of deposit	4,905	—	—	4,905

Total investments	88,993	$66	$(44)	89,015

Amounts classified as cash equivalents*	(18,866)			(18,866)

Total available-for-sale investments	$70,127			$70,149

Due in one year or less	$49,030	$48	$(4)	$49,074
Due after one year through five years	21,097	18	(40)	21,075

	$70,127	$66	$(44)	$70,149

*	Does not include cash held in our bank accounts
     The following tables show the gross unrealized losses and fair value of our investments as of September 30, 2010 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$11,790	$8	$—	$—	$11,790	$8
Government-sponsored enterprises	13,515	3	—	—	13,515	3

Total	$25,305	$11	$—	$—	$25,305	$11

     As of September 30, 2010, the unrealized holding gain, net of tax on available-for-sale securities included in accumulated other comprehensive income totaled $30,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of September 30, 2010. There are ten corporate debt investments and six government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
4. Income Taxes
     Our provision for income taxes for the three months ended September 30, 2010 consisted primarily of a tax provision for federal and state income taxes and withholding taxes that we incurred in connection with certain foreign operations. Our benefit for income taxes for the nine months ended September 30, 2010 reflects a tax benefit from the release of the valuation allowance recorded against our deferred tax assets in the U.S., partially offset by a tax provision for federal and state income taxes and withholding taxes that we incurred in connection with certain foreign operations. Our provision for income taxes for the three months and nine months ended September 30, 2009 consisted primarily of a tax provision for state income taxes and the income generated by our foreign subsidiaries, as well as withholding taxes that we incurred in connection with certain foreign operations.
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
5. Stock-Based Compensation
     In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2009, we had reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan. On January 1, 2010, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2009, or 1,084,682 shares. Therefore, as of September 30, 2010, we have reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options:
Average risk-free interest rate	1.5%	2.9%	2.3%	2.6%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	4.75	6.25	5.38	6.25
Expected volatility	61.6%	64.3%	61.4%	64.5%
Weighted-average fair value at grant date	$11.31	$8.91	$12.72	$6.90

Employee stock purchase plan:
Average risk-free interest rate	—%	—%	0.2%	0.3%
Expected dividend yield	—	—	—	—
Expected life (years)	—	—	0.50	0.50
Expected volatility	—%	—%	48.3%	77.5%
Weighted-average fair value at grant date	$—	$—	$5.15	$3.52
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
     For stock options granted, since our historical stock data from our IPO in March 2007 is less than the expected life of the stock options, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option.
     For ESPP grants, we use our historical volatility since we have historical data available since our IPO, which is consistent with the expected life.
     If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.

     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2010	2009	2010	2009
Product cost of revenue	$56	$29	$134	$54
Services cost of revenue	105	60	261	114

Stock-based compensation expense included in cost of revenue	161	89	395	168

Research and development	387	286	1,048	702
Sales and marketing	1,111	535	2,613	1,315
General and administrative	1,291	959	2,825	2,241

Stock-based compensation expense included in operating expenses	2,789	1,780	6,486	4,258

Total stock-based compensation expense	$2,950	$1,869	$6,881	$4,426

Stock Options
     The following table summarizes stock option activity under the plans for the nine months ended September 30, 2010 (in thousands, except share and per share data):

				Weighted
				Average
			Weighted-	Remaining	Aggregate
	Number of	Range of	Average	Contractual	Intrinsic
	Shares	Exercise Prices	Exercise Price	Term	Value
Outstanding at December 31, 2009	2,542,038	$0.24 to 15.49	$7.75		$5,878
Granted	459,525	18.48 to 28.03	22.99
Exercised	(656,402)	0.24 to 22.00	5.37
Forfeited	(67,792)	5.26 to 27.09	16.12

Outstanding at September 30, 2010	2,277,369	$0.24 to 28.03	$11.26	7.18	$40,028

Vested and exercisable at September 30, 2010	1,053,397	$0.24 to 22.00	$6.24	6.28	$23,805

Vested and expected to vest at September 30, 2010	2,099,801		$10.77	7.11	$37,950

     The following table summarizes information about stock options outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$ 0.24 to 6.56	569,434	$3.56	5.56	422,220	$2.64
$ 6.61 to 6.77	597,880	6.76	7.80	351,246	6.77
$ 7.10 to 19.92	604,030	12.64	7.06	266,556	10.48
$21.32 to 28.03	506,025	23.60	8.41	13,375	21.73

	2,277,369	$11.26	7.18	1,053,397	$6.24

     The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2010 and 2009 was $12.4 million and $9.4 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.0 million and $910,000 for the three months ended September 30, 2010 and 2009, respectively, and $2.9 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. For the three months and nine months ended September

30, 2009, stock-based compensation expense included $145,000 and $193,000, respectively, related to the accelerated vesting of market condition based stock options for our CEO. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of September 30, 2010 was $8.1 million, which is expected to be recognized over a weighted average period of 2.66 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the nine months ended September 30, 2010:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	435,222	$7.85
Granted	28,876	17.98
Vested	(195,663)	8.42
Forfeited	(6,559)	8.04

Unvested at September 30, 2010	261,876	$8.54

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
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $567,000 and $462,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.4 million for each of the nine months ended September 30, 2010 and 2009. For the three months and nine months ended September 30, 2010, stock-based compensation expense was adjusted by $59,000 as the achievement of certain performance measures was deemed probable. For the three months and nine months ended September 30, 2009, stock-based compensation expense was adjusted by $247,000 as the achievement of certain performance measures was deemed probable.
     As of September 30, 2010, there was $1.4 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 1.28 years.
Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the nine months ended September 30, 2010:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	604,400	$10.91
Granted	303,650	22.14
Vested	(147,347)	10.64
Forfeited	(8,450)	19.32

Unvested at September 30, 2010	752,253	$15.43

     Restricted stock units are generally subject to service-based vesting; however, in some instances, restricted stock units contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock units generally lapse over a period of 48 to 60 months.
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $1.2 million and $432,000 for the three months ended September 30, 2010 and 2009, respectively, and $2.3 million and $574,000 for the nine months ended September 30, 2010 and 2009, respectively. For the three months and nine months ended September 30, 2010, stock-based compensation expense was adjusted by $512,000 as the achievement of certain performance measures was deemed probable.
     As of September 30, 2010, there was $7.1 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.95 years.
     Employee Stock Purchase Plan
     The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. During the nine months ended September 30, 2010, an aggregate of 35,531 shares were purchased under the ESPP for a total of $586,000. As of September 30, 2010, 801,313 shares remain available for future issuance under the ESPP. The total compensation expense related to the ESPP for the three months ended September 30, 2010 and 2009 was $114,000 and $65,000, respectively, and $335,000 and $147,000 for the nine months ended September 30, 2010 and 2009, respectively.
6. Net Income Per Share
     The calculation of basic and diluted net income per share for the three months and nine months ended September 30, 2010 and 2009 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$4,215	$2,697	$15,573	$2,213

Denominator:
Weighted-average shares outstanding — basic	27,818,610	26,662,046	27,537,080	26,284,576
Dilutive effect of employee stock plans	1,016,495	1,825,870	1,297,247	1,402,271

Weighted-average shares — diluted	28,835,105	28,487,916	28,834,327	27,686,847

Net income per share:
Basic	$0.15	$0.10	$0.57	$0.08

Diluted	$0.15	$0.09	$0.54	$0.08

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2010	2009	2010	2009
Options to purchase common stock	641,851	182,162	521,676	913,802
Restricted stock units	—	1,500	57,833	38,146

	641,851	183,662	579,509	951,948

7. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$4,215	$2,697	$15,573	$2,213
Comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	7	(51)	8	(191)

Total comprehensive income	$4,222	$2,646	$15,581	$2,022

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
     The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. Our investments that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The fair value of investments classified as Level 2 utilized the market approach. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2010.
     The following table presents our financial assets and liabilities that were accounted for at fair value as of September 30, 2010 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$20,373	$20,373	$—	$—
Government-sponsored enterprises	1,500	—	1,500	—
Investments:
Corporate debt investments	27,656	—	27,656	—
Commercial paper	6,544	—	6,544	—
Government-sponsored enterprises	30,128	—	30,128	—
Government securities	3,218	—	3,218	—

Total	$89,419	$20,373	$69,046	$—

9. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$28,752	$21,367	$70,481	$51,526
All foreign countries	7,412	6,056	22,122	16,668

Total	$36,164	$27,423	$92,603	$68,194

10. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of September 30, 2010, we had total purchase commitments for inventory of approximately $8.8 million due within the next 12 months.
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
     Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.
•	Results of Operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2010 and 2009.
•	Non-GAAP Financial Measures. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section.
•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2010 and a discussion of our capital requirements and the resources available to us to meet those requirements.
•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
  Key Financial Metrics and Trends
     Our financial results are affected by a number of factors, including general economic conditions in the United States and globally, the amount and type of technology spending of our customers, and the financial condition of our customers and other entities in the industries and geographic areas that we serve. Beginning in the second half of 2008, the industries and geographic areas that we serve experienced weakness as macroeconomic conditions, credit market conditions and levels of business confidence and activity deteriorated. Although financial markets appear to have stabilized and improved recently, the economic outlook and availability of credit remain uncertain. We are continuing to monitor economic conditions and their potential effect on our customers and on us. An additional economic downturn could adversely affect our customers’ financial condition and the levels of business activity. This could reduce demand and depress pricing for our products and services, which could have a material adverse effect on our results of operations or financial condition.
     A significant portion of our revenue growth resulted from sales of our products and services to U.S. federal and state government agencies. Contracts with the U.S. federal and state government agencies collectively accounted for 38% and 29% of our total revenue for the three months ended September 30, 2010 and 2009, respectively, and 30% and 26% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively. We expect sales to U.S. federal and state government agencies to continue to account for a significant portion of our total revenue for the year ended December 31, 2010. However, we expect a material decrease in revenue from these sales in the three months ended December 31, 2010, as compared to the same period of 2009, primarily as a result of a large sale to the U.S. federal government that we recognized as revenue during the three months ended December 31, 2009 and the potential negative impact on federal sales due to the failure, thus far, of the U.S. government to adopt a budget for its fiscal year commencing October 1, 2010. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations or financial condition.
     We evaluate our performance on the basis of several key financial metrics, including revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods. We also evaluate performance on the basis of adjusted income from operations, adjusted income from operations as a percentage of revenue, adjusted net income and adjusted net income per share, which are non-GAAP financial measures. Information regarding our non-GAAP financial measures and a reconciliation to the nearest GAAP measure is provided under “Non-GAAP Financial Measures” below.
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
     We sell our network security solutions globally. However, 80% and 78% of our revenue for the three months ended September 30, 2010 and 2009, respectively, and 76% and 76% of our revenue for the nine months ended September 30, 2010 and 2009 was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence. We also expect that our revenue from sales through our indirect sales channel, comprised of resellers, distributors, managed security service providers, or MSSPs, government integrators and other partners, will increase in amount and as a percentage of total revenue as we expand our current relationships and establish new relationships with these third parties.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 59% and 75% of total product revenue for the three months ended September 30, 2010 and 2009, respectively, and 62% and 75% of total product revenue for the nine months ended September 30, 2010 and 2009, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2010.
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
     Gross Profit
     Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, new product introductions, the cost of hardware platforms, expense for inventory excess and obsolescence, warranty expense, the cost of labor and materials and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a high-margin product could reduce our total gross profit percentage for that quarter.

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
     We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $3.0 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and $6.9 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products	$22,904	$16,650	$6,254	38%	$54,794	$38,798	$15,996	41%
Percentage of total revenue	63%	61%			59%	57%
Technical support and professional services	13,260	10,773	2,487	23%	37,809	29,396	8,413	29%
Percentage of total revenue	37%	39%			41%	43%

Total revenue	$36,164	$27,423	$8,741	32%	$92,603	$68,194	$24,409	36%

     The increase in our product revenue for the three months ended September 30, 2010, as compared to the prior-year period, was primarily due to higher volume demand for our sensor products. For the three months ended September 30, 2010, sensor product revenue increased $5.5 million over the prior-year period. The increase in our product revenue for the nine months ended September 30, 2010, as compared to the prior-year period, was primarily due to higher volume demand for our sensor products and increased sales of our software licenses. For the nine months ended September 30, 2010, sensor product revenue increased $11.6 million and software license revenue increased $4.0 million over the prior-year period.
     The increase in our services revenue for the three months and nine months ended September 30, 2010, as compared to the prior-year periods, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.
     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products	$5,748	$4,281	$1,467	34%	$14,191	$10,730	$3,461	32%
Percentage of total revenue	16%	16%			15%	16%
Technical support and professional services	1,715	1,786	(71)	(4)%	4,777	4,561	216	5%
Percentage of total revenue	5%	7%			5%	7%

Total cost of revenue	$7,463	$6,067	$1,396	23%	$18,968	$15,291	$3,677	24%

Percentage of total revenue	21%	22%			20%	22%
     The increase in our product cost of revenue for the three months and nine months ended September 30, 2010, as compared to the prior-year periods, was primarily due to higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers, partially offset by a decrease in inventory write-downs related to excess and obsolete inventory.
     The decrease in our services cost of revenue for the three months ended September 30, 2010, as compared to the prior-year period, was primarily attributable to a decrease in hardware service expense we pay to our third-party integrators to help maintain our install base, partially offset by our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, and provide professional services to our customers. The increase in our services cost of revenue for the nine months ended September 30, 2010, as compared to the prior-year period, was primarily attributable to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, and provide professional services to our customers, partially offset by decreased hardware service expense we pay to our third-party integrators to help maintain our install base.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products	$17,156	$12,369	$4,787	39%	$40,603	$28,068	$12,535	45%
Product gross margin	75%	74%			74%	72%
Technical support and professional services	11,545	8,987	2,558	28%	33,032	24,835	8,197	33%
Technical support and professional services gross margin	87%	83%			87%	84%

Total gross profit	$28,701	$21,356	$7,345	34%	$73,635	$52,903	$20,732	39%

Total gross margin	79%	78%			80%	78%
     Products gross margin for the three months and nine months ended September 30, 2010 increased compared to the prior-year periods primarily due to a decrease in inventory write-downs related to excess and obsolete inventory.
     Technical support and professional services gross margin for the three months and nine months ended September 30, 2010, as compared to the prior-year periods, increased primarily due to service revenue increasing at a higher rate than service expense.

     Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Research and development	$5,146	$4,227	$919	22%	$13,283	10,943	$2,340	21%
Percentage of total revenue	14%	15%			14%	16%
Sales and marketing	12,397	9,164	3,233	35%	34,426	25,462	8,964	35%
Percentage of total revenue	34%	33%			37%	37%
General and administrative	5,345	4,604	741	16%	14,400	12,439	1,961	16%
Percentage of total revenue	15%	17%			16%	18%
Depreciation and amortization	811	815	(4)	(0)%	2,458	2,466	(8)	(0)%
Percentage of total revenue	2%	3%			3%	4%

Total operating expenses	$23,699	$18,810	$4,889	26%	$64,567	$51,310	$13,257	26%

Percentage of total revenue	66%	69%			70%	75%
     Research and development expenses for the three months ended September 30, 2010 increased over the prior-year period, primarily due to an increase of $542,000 in consulting fees, an increase of $284,000 in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs and an increase of $101,000 in stock-based compensation expense. Research and development expenses for the nine months ended September 30, 2010 increased over the prior-year period, primarily due to an increase of $1.1 million in consulting fees, an increase of $918,000 in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs and an increase of $346,000 in stock-based compensation expense.
     Sales and marketing expenses for the three months ended September 30, 2010 increased over the prior-year period, primarily due to an increase of $2.1 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $576,000 in stock-based compensation expense and an increase of $241,000 in travel and travel-related expenses. Sales and marketing expenses for the nine months ended September 30, 2010 increased over the prior-year period, primarily due to an increase of $5.7 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $1.3 million in stock-based compensation expense, an increase of $604,000 in travel and travel-related expenses and an increase of $522,000 in advertising, promotion, partner-marketing programs and trade show expenses.
     General and administrative expenses for the three months ended September 30, 2010 increased from the prior-year period, primarily due to an increase of $332,000 in stock-based compensation expense, an increase of $186,000 in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs and an increase of $174,000 in professional fees related to legal services. General and administrative expenses for the nine months ended September 30, 2010 increased from the prior-year period, primarily due to an increase of $1.0 million in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, an increase of $584,000 in stock-based compensation expense and an increase of $569,000 in professional fees related to accounting and legal services.
     Depreciation and amortization expense for the three months and nine months ended September 30, 2010 remained relatively flat over the prior-year periods.

     Other income, net. The following table shows other income, net (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Other income, net	$60	$145	$(85)	(59)%	$79	$758	$(679)	(90)%
Percentage of total revenue	0%	1%			0%	1%
     Other income, net for the three months and nine months ended September 30, 2010 decreased from the prior-year period, primarily due to a decrease in interest and investment income as a result of lower average interest rates on invested cash and investment balances.
     Provision (benefit) for income taxes. The following table shows provision (benefit) for income taxes (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Provision (benefit) for income taxes	$847	$(6)	$853	NM	$(6,426)	$138	$(6,564)	NM
     Our effective tax rate for the three months ended September 30, 2010 was an expense of 16.7%, compared to a benefit of 0.2% in the prior-year period. Our provision for income taxes for the three months ended September 30, 2010 consisted primarily of a tax provision for federal and state income taxes and withholding taxes that we incurred in the U.S. in connection with certain foreign operations. Our effective tax rate for the nine months ended September 30, 2010 was a benefit of 70.3%, compared to an expense of 5.9% in the prior-year period. The net tax benefit recorded for the nine months ended September 30, 2010 was primarily due to a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S. Our provision for income taxes for the three months and nine months ended September 30, 2009 consisted primarily of a tax provision for state income taxes and the income generated by our foreign subsidiaries, as well as withholding taxes that we incurred in the U.S. in connection with certain foreign operations.
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
     Our effective tax rate for the three months and nine months ended September 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to the release of the valuation allowance on our deferred tax assets, state income taxes and foreign income taxed at different rates.
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
     The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reconciliation to adjusted income from operations:
GAAP income from operations	$5,002	$2,546	$9,068	$1,593
Stock-based compensation expense	2,950	1,869	6,881	4,426

Adjusted income from operations	$7,952	$4,415	$15,949	$6,019

Adjusted income from operations as % of revenue	22.0%	16.1%	17.2%	8.8%

Reconciliation to adjusted net income:
GAAP net income	$4,215	$2,697	$15,573	$2,213
Stock-based compensation expense	2,950	1,869	6,881	4,426
Release of the valuation allowance	—	—	(7,613)	—
Income tax adjustment *	(1,957)	(1,602)	(4,422)	(2,234)

Adjusted net income	$5,208	$2,964	$10,419	$4,405

Adjusted net income per share — basic	$0.19	$0.11	$0.38	$0.17
Adjusted net income per share — diluted	$0.18	$0.10	$0.36	$0.16

Weighted-average shares outstanding — basic	27,818,610	26,662,046	27,537,080	26,284,576
Weighted-average shares outstanding — diluted	28,835,105	28,487,916	28,834,327	27,686,847

*	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash and cash equivalents:
Provided by operating activities	$19,641	$9,543
Used in investing activities	(2,507)	(8,159)
Provided by financing activities	4,829	3,281

Increase in cash and cash equivalents	21,963	4,665
Cash and cash equivalents at beginning of period	53,071	39,768

Cash and cash equivalents at end of period	75,034	44,433
Investments	67,546	68,015

Total cash, cash equivalents and investments	$142,580	$112,448

     Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2010 is the result of our net income of $15.6 million, $2.2 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets, and changes in our operating assets and liabilities of $1.8 million. Cash provided by operating activities for the nine months ended September 30, 2009 is the result of our net income of $2.2 million, $7.2 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $111,000.
     Investing Activities. Cash used in investing activities for the nine months ended September 30, 2010 was primarily the result of purchases of investments of $80.1 million and capital expenditures of $4.4 million, offset by maturities of investments of $81.9 million. Cash used in investing activities for the nine months ended September 30, 2009 was primarily the result of purchases of investments of $66.7 million and capital expenditures of $1.6 million, offset by maturities of investments of $60.2 million.
     Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through September 30, 2011 consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of September 30, 2010, we had cash, cash equivalents and investments of $142.6 million and working capital of $138.5 million.
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
     For stock options granted, since our historical stock data from our IPO in March 2007 is less than the expected life of the stock options, we have used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. We expect to continue to use a larger proportion of our historical volatility in future periods as we develop additional historical experience of our own stock price fluctuations considered in relation to the expected life of the option.
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
     We continue to assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carryforwards and temporary differences associated with stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
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
     We have determined that there are no material uncertain tax positions that would require a reserve as of September 30, 2010.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2009 through September 30, 2010. Information regarding our market risk at December 31, 2009, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the patents in this case are invalid and that the allegations of infringement are without merit, and we intend to defend this case vigorously on these bases. Both patents in this litigation are currently undergoing reexamination by the United States Patent and Trademark Office (“USPTO”), and the USPTO has rejected all claims of both patents as not patentable. In both reexaminations, the patent owner has filed responses arguing that the claims are patentable. In both cases, the USPTO has issued subsequent communications maintaining the rejections of all claims. The USPTO has not yet issued its final decision on either patent. On June 25, 2010, the District Court dismissed the action filed May 29, 2009, for lack of standing. Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit. Also on June 25, 2010, the District Court stayed the action filed August 3, 2009 pending conclusion of the reexaminations. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.
Item 1A. RISK FACTORS
     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2010.
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
     Our operating results have historically varied significantly from period to period, and we expect that they will continue to do so as a result of a number of factors, most of which are outside of our control, including:
•	the budgeting cycles, internal approval requirements and funding available to our existing and prospective customers for the purchase of network security products;

•	the timing, size and contract terms of orders received, which have historically been highest in the fourth quarter, but may fluctuate seasonally in different ways;

•	the effect of one or more large orders on our operating results for a particular quarter and the effect of such large order or orders on comparisons of operating results for subsequent quarters;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	the level of demand for products sold by resellers, distributors, MSSPs, government integrators and other partners;

•	the market acceptance of open source software solutions;

•	the announcement or introduction of new product offerings by us or our competitors, and the levels of anticipation and market acceptance of those products;

•	price competition;

•	general economic conditions, both domestically and in our foreign markets;

•	the product mix of our sales; and

•	the timing of revenue recognition for our sales.
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
     Federal and state governments have become important customers for the network security market and for us. There can be no assurance that we will maintain or grow our revenue from these customers. Contracts with the U.S. federal and state government agencies collectively accounted for 29%, 21% and 11% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Our reliance on government customers subjects us to a number of risks, including:
•	Procurement. Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract;

•	Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability. Reductions or delays in funding, including delays caused by the failure to pass a budget, continuing resolutions, including the continuing budget resolution scheduled to expire December 3, 2010 under which the U.S. federal government is currently operating, or other temporary funding arrangements, could adversely impact public sector demand for our products;

•	Modification or Cancellation of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of our default, we may only be able to collect for products and alternative products and services delivered to the customer;

•	Governmental Audits. National governments and state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities; and

•	Replacing Existing Products. Many government agencies already have installed network security products of our competitors. It can be very difficult to convince government agencies or other prospective customers to replace their existing network security solutions with our products, even if we can demonstrate the superiority of our products.
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
     As of October 31, 2010, we had 28,009,789 outstanding shares of common stock. This number includes shares held by institutional investors who own a significant majority of our common stock. This number also includes shares held by directors and officers who may sell such shares at their discretion, subject to volume limitations contained in federal securities laws. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Repurchase of Equity Securities During the Period Ended September 30, 2010
          The following table provides information about purchases by us during the three-month period ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
          These were the only repurchases of equity securities made by us during the three months ended September 30, 2010. We do not currently have a stock repurchase program.

Maximum
			Total Number of	Number of
			Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
7/1/10 — 7/31/10	1,937(1)	$0.001	—	—
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2010.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index

		Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

10.1	Government Reseller Agreement, dated October 8, 2002, by and between immixTechnology and Sourcefire, Inc., as amended					X

10.2*	Channel Representation Services Addendum, dated October 7, 2009, to Government Reseller Agreement, dated October 8, 2002, as amended, by and between immixTechnology and Sourcefire, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Portions of this exhibit, indicated by asterisks, have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.