Form 10-K
period 2010-12-31
SOURCEFIRE INC
filed 2011-03-11
CIK 1168195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number
1-33350

SOURCEFIRE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	52-2289365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9770 Patuxent Woods Drive Columbia, Maryland (Address of Principal Executive Offices)	21046 (Zip Code)

Registrant’s telephone number, including area code:
(410) 290-1616

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value, including associated Series A Junior Participating Preferred Stock Purchase Rights	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on the NASDAQ Global Market on such date, was approximately $505 million.

As of March 7, 2011, there were outstanding 28,257,852 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2010.

SOURCEFIRE, INC.
Form 10-K

TABLE OF CONTENTS

References in this Annual Report on Form 10-K to “Sourcefire,” “we,” “us,” “our” or “the Company” refer to Sourcefire, Inc. and its subsidiaries, taken as a whole, unless a statement specifically refers to Sourcefire, Inc.

FORWARD-LOOKING STATEMENTS

This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and generally can be identified by use of expressions such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “foresee,” “believe,” “estimate,” and similar expressions, as well as statements in future tense. These forward-looking statements include, but are not limited to, the following:

•	expected growth in the markets for cybersecurity products;

•	our plans to continue to invest in and develop innovative technology and products for our existing markets and other security markets;

•	the timing of expected introductions of new or enhanced products;

•	our expectation of growth in our customer base and increasing sales to existing customers;

•	our plans to increase revenue through additional relationships with resellers, distributors, managed security service providers, government integrators and other partners;

•	our plans to grow international sales;

•	our ability to successfully integrate Immunet Corporation, which we acquired in December 2010;

•	our plans to acquire and integrate new businesses and technologies;

•	our plans to hire more security professionals and broaden our knowledge base; and

•	our plans to hire additional sales personnel and the additional revenue we expect them to generate.

The forward-looking statements included in this annual report are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, those discussed in Item 1A. Risk Factors of this annual report, as well as in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We operate in an industry in which it is difficult to obtain precise industry and market information. Although we have obtained some industry data from outside sources that we believe to be reliable, in certain cases we have based statements contained in this annual report regarding our industry and our position in the industry on our estimates concerning, among other things, our customers and competitors. These estimates are based on our experience in the industry, conversations with our principal suppliers and customers and our own investigations of market conditions. The statistical data contained in this annual report regarding the cybersecurity industry are our statements, which are based on data we obtained from industry sources.

SOURCEFIRE®, Sourcefire IPStm, RAZORBACKtm, SNORT®, the Sourcefire logo, the Snort and Pig logo, SECURITY FOR THE REAL WORLDtm, SOURCEFIRE DEFENSE CENTER®, SOURCEFIRE 3D®, RNA®, RUAtm, DAEMONLOGGERtm, ClamAV®, IMMUNETtm and certain other trademarks and logos are trademarks or registered trademarks of Sourcefire, Inc. in the United States and other countries. This annual report also refers to the products or services of other companies or persons by the trademarks and trade names used and owned by those companies or persons.

PART I

Item 1.	BUSINESS

Overview

We are a leading provider of intelligent cybersecurity solutions for information technology, or IT, environments of commercial enterprises, including healthcare, financial services, manufacturing, energy, education, retail and telecommunications companies, and federal, state and local government organizations worldwide. Our solutions are comprised of multiple hardware, software and cloud-based product and service offerings, enabling comprehensive, intelligent protection before, during and after an attack.

Since our founding in 2001, we have been a staunch advocate for open source security solutions. Over the years, this has developed into a key competitive distinction. We manage the security industry’s leading open source initiative, Snort®, which was first published in 1998 by Sourcefire founder and Chief Technology Officer, Martin Roesch, and has become the de facto standard for intrusion detection and prevention. With over 326,000 registered users, an increase of more than 20% over 2009, and nearly 4 million downloads, more organizations use Snort than any other intrusion prevention system, or IPS, engine in the world. We also manage the ClamAV® and Razorbacktm open source initiatives.

Sourcefire embraces open source security as a foundation, but extends that foundation by including enterprise-class features, manageability, scalability, and performance in our commercial products. Many Sourcefire customers start out using open source Snort, but upgrade to our commercial offerings to gain more efficient and effective security capabilities. By incorporating open source security as a foundation in our commercial product offerings, Sourcefire can:

•	seed the market with high-quality, low-cost security solutions while providing a migration path for customers that require enterprise-class features, manageability, scalability and performance;

•	ensure product quality with the help of the open source community, as well as Sourcefire’s internal developers, to inspect the open code base that forms the foundation for our commercial product offerings;

•	maximize protection, as Snort rules are provided by Sourcefire and a variety of third-party sources, allowing customers to create their own custom rules and signatures; and

•	embrace a “community” of open source evangelists willing to contribute time and effort in inspecting, evaluating, and ultimately using Sourcefire’s open source security solutions.

We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies, small and mid-size businesses, and through our acquisition of Immunet Corporation, consumers. For the years ended December 31, 2010, 2009 and 2008, we generated approximately 75%, 77% and 76% of our revenue from customers in the United States and 25%, 23% and 24% from customers outside of the United States, respectively. We increased our total revenue from $103.5 million in 2009 to $130.6 million in 2010, representing an annual growth rate of 26%. For the year ended December 31, 2010, product revenue and services revenue represented 60% and 40% of our total revenue, respectively. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments of our business.

Our Industry

According to Gartner, Inc., an independent IT market research firm, enterprise security infrastructure is forecasted to be a $22.5 billion market in 2011. Gartner also estimates that the core intrusion prevention market was approximately $1.5 billion in 2010 and is projected to grow to $2.1 billion in 2014, representing a compound annual growth rate of approximately 9%. We expect that demand for security solutions will continue to rise as organizations seek to address various growing and evolving security challenges, including:

Greater Sophistication, Severity and Frequency of Attacks.  The nature of computing is changing and so are the attack vectors being used to compromise systems and networks. In contrast to the hobbyist hackers of the past, today’s attackers are motivated by financial gain. These motivated attackers are employing much more sophisticated tools and techniques to generate profits for themselves and their well-organized and well-financed sponsors. Their attacks are increasingly difficult to detect and their tools often establish footholds on compromised network assets with little or no discernible effect, facilitating future access to the assets, the data, and the networks on which they reside.

Diverse Demands on Security Administrators.  The proliferation of targeted security solutions such as firewalls, intrusion prevention systems, URL filters, spam filters and anti-malware solutions, while critical to enhancing security, create significant administrative burdens on personnel who must manage numerous disparate technologies that are seldom integrated and often difficult to use. Most security products require manual, labor-intensive incident response and investigation by security administrators, especially when “false positive” results are generated. Compounding these resource constraint issues, many organizations are increasingly challenged by the loss of key personnel as the demand for security experts has risen dramatically in traditional corporate settings, government agencies and a growing number of start-up security companies.

Heightened Government and Industry Regulation.  Rapidly growing government regulation mandates compliance with increased security requirements, escalating demand for solutions that both meet compliance requirements and reduce the burden of compliance reporting and enforcement. These regulations include the Payment Card Industry Data Security Standard, or PCI DSS, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as the Sarbanes-Oxley Act of 2002 for risk management and the Federal Information Security Management Act, or FISMA, which is designed to protect national defense initiatives.

Our Products

Sourcefire’s intelligent cybersecurity product and technology portfolio is comprised of hardware with embedded software, software and cloud-based solutions.

Our Network Protection Products

Sourcefire Intrusion Detection and Prevention Sensors — With processing speeds ranging from 5 megabytes per second, or Mbps, to 10 gigabytes per second, or Gbps, Sourcefire Sensors are highly scalable, fault-tolerant appliances responsible for detecting, blocking and analyzing network traffic. The Sensors are available as a hardware appliance and as a virtual appliance to meet the security needs of almost any organization.

•	Sourcefire IPS® (Intrusion Prevention System) — Built on the foundation of Snort, Sourcefire IPS uses a rules-based language — a powerful combination of signature-, protocol-, and vulnerability-based inspection methods — to examine network packets for threats. Sourcefire IPS allows users to create, edit, and view detection rules, and full packet payloads are logged for every event so users can see exactly what threatening traffic has been detected. Sourcefire Sensors equipped with Sourcefire IPS software can be placed in passive intrusion detection, or IDS, mode to notify users of network traffic or in inline IPS mode to block threats.

•	Sourcefire NGIPS® (Next Generation Intrusion Prevention System) — Sourcefire’s NGIPS adds additional network intelligence to our standard IPS protection. At the heart of our NGIPS is real-time persistent visibility into the composition, behavior, topology (the relationship of network components), and risk profile of the network, as well as the correlation of security and network events with specific users. Network intelligence feeds the Sourcefire Defense Center automated decision-making and network policy enforcement to resolve security and compliance events more quickly and easily. The ability to continuously discover characteristics and vulnerabilities of practically any computing device communicating on a network enables Sourcefire NGIPS to more precisely identify and block threatening traffic and to more efficiently classify threatening and/or suspicious behavior. In addition, Sourcefire NGIPS can aggregate NetFlow data from Cisco routers and switches, extending the reach of Sourcefire’s network behavior analysis.

•	Sourcefire NGFW (Next Generation Firewall) — Announced in October 2010 and targeted for release in the fourth quarter of 2011, Sourcefire’s NGFW will add application control and traditional firewall functionality to our NGIPS capabilities.

Sourcefire SSL Appliance — The Sourcefire SSL Appliance decrypts SSL traffic for inspection by network security appliances, allowing security teams to monitor SSL traffic for embedded attacks and data leakage. We believe the SSL Appliance is the highest performing product in the market with the most comprehensive feature set. It requires minimal configuration changes and is designed to work with all security devices.

Sourcefire Defense Center® — The Defense Center unifies the critical security functions of the Sourcefire product portfolio, combining event monitoring, correlation, and prioritization with network and user intelligence for forensic analysis, trends analysis, reporting and alerting. Using Defense Center, customers can control multiple Sourcefire Sensors from a single management console while aggregating and analyzing security and compliance events from across the organization. Defense Center is highly scalable and extensible, providing application programming interfaces, or APIs, to interoperate with a variety of third-party systems, such as firewalls, routers, log management, Security Information Event Management, or SIEMs, trouble ticketing, patch management systems and other technologies.

Immunet Acquisition — Endpoint Protection Products

On December 30, 2010, we acquired Immunet Corporation. The total acquisition price of $21 million consists of $14.9 million in cash payable at closing, of which $7.7 million was paid in 2010 and $7.2 million was paid in 2011. An additional $2.1 million will be paid on the twelve month anniversary of the acquisition date subject to working capital adjustments. The remaining $4 million of the acquisition price is expected to be paid within 24 months of the acquisition date to Immunet common shareholders upon achievement of product delivery milestones related to the enterprise version of Immunet’s product.

ImmunetTM — Immunet is an advanced, cloud-based anti-malware technology designed for use by consumers. It combines the collective intelligence of a growing user community, the speed of cloud computing, advanced data mining, and machine learning technologies to provide a groundbreaking approach to cybersecurity. Immunet’s Collective Immunitytm technology delivers a solution that is more scalable, faster to respond to threats, 30 times smaller, and has significantly less impact on a user’s system than traditional anti-malware software. Immunet is distributed in a freemium model — basic functionality is provided for free and users can upgrade to a paid version that includes more advanced functionality.

Immunet Protect — Announced in January 2011 and targeted for release in the fourth quarter of 2011, the enterprise version of Immunet Protect is designed for use by enterprises and will add additional functionality to the Immunet product including group policy, reporting, and configuration management through a centralized web-based interface.

Our Open Source Projects

Snort — The traffic inspection engine used in our intrusion prevention system is the open source technology called Snort. Snort, which has become the de facto industry standard for intrusion prevention, has over 326,000 registered users and been downloaded nearly 4 million times. We believe that most Fortune 100 companies and 30 of the largest U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. Because of its wide availability, Snort is also the standard intrusion technology used in colleges and universities worldwide to teach network security.

ClamAV — ClamAV is one of the most commonly used open source anti-malware products in the world. More than 1.4 million unique IP addresses download ClamAV updates daily from 136 mirror servers located in 43 countries. Renowned for its speed and accuracy, ClamAV has been integrated within leading enterprise solutions to identify deeply embedded threats such as viruses, trojans, spyware and other forms of malware.

Razorback — Established in August 2010, Razorback is an innovative open-source project that addresses advanced detection problems, including deep file inspection and defense coordination. This project is intended to provide enterprise defense teams with an open source framework for developing the kinds of detection necessary to combat ‘Advanced Persistent Threat’, or APT and client side attacks in conjunction with their existing security technologies.

Our Services

In addition to our commercial product offerings and open source projects, we also offer the following services to aid our customers and partners with installing and supporting our solutions:

Sourcefire Customer Support — Sourcefire’s customer support is designed to ensure customer satisfaction with Sourcefire products. Sourcefire’s comprehensive support services include online technical support, over-the-phone support, hardware repair and advanced replacement, and ongoing software updates to Sourcefire products.

Sourcefire Professional Services — Sourcefire offers a variety of professional services solutions to provide customers and partners with best practices for planning, installing, configuring and managing all components of the Sourcefire product portfolio. The Sourcefire Professional Services Team provides individualized, highly concentrated attention that gives organizations a “running start” and lasting knowledge transfer.

Sourcefire Education & Certification — Sourcefire offers a variety of training programs to help security professionals using Sourcefire commercial or open source security solutions get the most out of their investment. Sourcefire training includes instructor-led and custom classes delivered at various locations around the world, onsite at customer premises, and online. Security professionals can achieve certifications for proprietary Sourcefire products as well as open source Snort.

Our Competitive Strengths

We are a leading provider of intelligence driven, open source security solutions that enable our customers to protect their IT environments in an effective, efficient and highly automated manner. Our competitive strengths include:

Advanced Protection.  Sourcefire’s innovative and industry-leading technologies have been demonstrated, through third party tests, to provide the best protection available against both client-side and server-side attacks. In a world with dynamically evolving threats, targeted attacks, and advanced persistent threats, the ability to customize protection is also required. Based on the flexibility of Snort, customers can create their own custom rules and signatures to protect their unique environments.

Comprehensive Network and User Intelligence.  Sourcefire’s Awareness technology provides real-time persistent visibility into the composition, behavior, topology (the relationship of network components), and risk profile of the network, as well as the correlation of security and network events with specific users. The ability to continuously discover characteristics and vulnerabilities of practically any computing device communicating on a network enables Sourcefire IPS to more precisely identify and block threatening traffic and to more efficiently classify threatening or suspicious behavior. Correlation and context provide automatic decision-making and automated policy enforcement and tuning to resolve security and compliance events more quickly and easily.

Real-Time Approach to Security.  Our approach to security enables our customers to secure their networks and endpoints by providing real-time defense against both known and unknown threats. Our solutions are designed to support a continuum of security functions that span pre-attack hardening of assets, high fidelity attack identification and disruption and real-time compromise detection and incident response.

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

The Open Source Community.  We believe that the combined user communities of Snort, ClamAV and Razorback provide us with significant benefits, including a broad threat intelligence network, significant research and development leverage, and a large pool of security experts that are skilled in the use of our technologies. These communities enable us to more cost-effectively test new algorithms and concepts on a vast number of diverse networks and significantly expedite the process of product innovation. We believe that the broad acceptance of Snort and ClamAV makes us one of the most trusted sources of security solutions.

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

Our Growth Strategy

Our goal is to become the preeminent provider of commercial and open source cybersecurity solutions on a global basis by:

•	Expanding the breadth of, and our leadership in, security solutions. Sourcefire is expanding our product and service portfolio by creating purpose-built solutions to address specific market and user problems. In 2010 we announced our entry into two adjacent markets — next generation firewalls and endpoint anti-malware protection. This is expected to increase our addressable market from approximately $1.5 billion to more than $10 billion over the next 4 years. Over time we expect to penetrate these and additional markets with innovative products and technologies. By leveraging the intelligence from the open source community, we believe that we have more visibility into threats worldwide, and that we will be able to continue our leadership position in providing users access to the latest information on current threats and ways to protect their organizations against them.

•	Growing our international presence. International expansion is a key initiative and we continue to increase our international head count to support our expansion into new territories, to manage our growing network of channel partners and to meet the growing demand for our solutions.

•	Expanding relationships with partners, resellers, distributors, MSSPs and government integrators. We intend to expand our indirect sales channel, both internationally and domestically, to create a more leveraged sales model. We have established our Global Security Alliance Channel program to strengthen channel reseller relationships and support them through meaningful programs, including higher margin participation, training, and marketing activities. We are making investments in our partners and our objective is to continue to increase the percentage of channel-influenced revenue.

•	Continuing to develop innovative network security technology; Evaluating selective adjacent market technologies for partnering or potential acquisition. We intend to maintain and enhance our technological leadership position in network, endpoint, and cloud-based security. We will continue to invest significantly in internal development and product enhancements and to recruit, train, develop and retain experienced security professionals to broaden our proprietary knowledge base.

Awards and Certifications

We have received numerous industry awards and certifications since January 1, 2010, including:

•	Gartner Magic Quadrant. Sourcefire was recognized by Gartner, Inc. as being a ‘Leader’ in the December 2010 Magic Quadrant for Network Intrusion Prevention System Appliances report.

•	‘Best IDS/IPS Product’ by SC Magazine, February 2011. Sourcefire was honored with the ‘Reader Trust Award’ for best-in-class intrusion detection and prevention.

•	‘Best Secure Virtualization Solution’ by SC Magazine Europe, April 2010. Snort was honored with the ‘Reader Trust Award’ for best-in-class intrusion detection and prevention.

•	Top ‘Recommend’ rating and best overall detection in Network Intrusion Prevention System Comparative Test Report, NSS Labs Inc. December 2010.

•	Immunet achieved 100% detection in Malware Research Group PUA Analysis & Infection Prevention Report, January 2011. Immunet was the only anti-malware product to achieve a perfect test result.

•	‘Five-Star Rating’ by Everything Channel Partner Program Guide, April 2010. The sole winner in the security category, the Sourcefire Channel Program was recognized for its Global Security Alliance Program.

•	Common Criteria Certification by the National Information Assurance Partnership, November 2010. Sourcefire’s full IPS product line was evaluated and certified using the Common Methodology for IT Security Evaluation for conformance to the Common Criteria.

•	Network IPS testing by ICSA Labs. Sourcefire’s full IPS product line was certified by ICSA Labs, reaffirming Sourcefire’s commitment to providing best-in-class protection against today’s most menacing threats.

•	‘Innovators Hall of Fame’, by SC Magazine, December 2010.

Customers

We provide products and services to a broad spectrum of customers and organizations within diverse industry sectors, including some of the world’s largest financial institutions, defense contractors, health care providers, IT companies, telecommunication companies and retailers, as well as U.S. and other national, state and local government agencies. We view our primary customers as enterprises generally having annual revenue exceeding $500 million, though we are increasingly pursuing the sale of our solutions to smaller enterprises by targeting organizations with annual revenue ranging from $250-$500 million.

For the year ended December 31, 2010, two customers, a distributor of our products to the U.S. government, immixTechnology, and a distributor of our products, Fishnet Security, accounted for 16% and 11%, respectively, of total revenue. For the years ended December 31, 2009 and 2008, a distributor of our products to the U.S. government, immixTechnology, accounted for 20% and 11%, respectively, of total revenue.

Sales and Marketing

We market and sell our appliances, software and services directly to our customers through our direct sales organization and indirectly through our global network of resellers, distributors, MSSPs, government integrators and other partners.

Sales.  Our sales organization is organized into two geographic regions: the Americas and International. We maintain sales offices in North America, Europe and Asia. Our sales personnel are responsible for market development, including managing our relationships with resellers and distributors, assisting them in winning and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. We employ dedicated, regional channel managers to support partner sales and activities. We are also investing in the capacity of our international sales and channel personnel to provide expanded levels of support throughout Europe, Latin America, and the Asia/Pacific region.

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

Our indirect sales channel, comprised primarily of resellers and distributors, is supported by our sales force, including dedicated channel managers, with substantial experience in selling cybersecurity products to, and through, resellers and distributors. We maintain a global network of value-added resellers and distributors. Our arrangements with our resellers and distributors are non-exclusive, generally cover all of our products and services, and provide for appropriate discounts based on a variety of factors, including their transaction volume. We also provide our resellers and distributors with marketing assistance, technical training and support.

Marketing.  Our marketing activities consist primarily of product marketing, product management and sales support programs. Marketing also includes public relations, social media, advertising, our corporate website, trade shows, and direct marketing. Our marketing program is designed to build the Sourcefire brands, increase customer awareness, generate leads and communicate our product advantages. We also use our marketing program to support the sale of our products through new channels and to new markets.

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

Research & Development Team.  Our Research and Development Team is comprised of highly skilled and experienced security and network experts. The team encompasses the full lifecycle of product concept, design, development, integration, quality assurance testing, deployment, maintenance and support. Our development experts focus on the Sourcefire security products, as well as manage the administration and testing of the open source Snort, Clam AV and Razorback initiatives. The development is performed in the United States and, for our Immunet product, in the United States and Canada.

Cloud Technology Group.  The Cloud Technology Group focuses on the research and development of next generation cloud-based security technologies. This includes the development of cloud-based anti-malware technologies, cloud-delivered security intelligence, and a broader cloud-security platform.

Vulnerability Research Team.  Our VRT is comprised of leading security experts working to proactively discover, assess and respond to the latest network threats and security vulnerabilities. By gathering and analyzing this information, our VRT creates and updates Snort rules, ClamAV signatures, and security tools that are designed to identify, characterize and defeat attacks.

Our VRT participates in extensive collaboration with hundreds of network security professionals in the open source Snort community and other security authorities to learn of new vulnerabilities and exploits. Because of the knowledge and experience of our VRT personnel, as well as its extensive coordination with the open source community, we believe that we have access to one of the largest and most sophisticated groups of IT security experts researching vulnerability and threats on a real-time basis.

Our research and development expense was $18.8 million, $16.3 million and $12.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Manufacturing and Suppliers

We typically hold limited inventory, relying primarily on a just-in-time manufacturing philosophy. We utilize two principal contract equipment manufacturers to source components, assemble, integrate and test our appliances and to ship those appliances to our customers. In addition, we utilize a third contract manufacturer to design and integrate some of our software and hardware components for use in the high-performance models of our appliances. Our agreements with these contract manufacturers are non-exclusive and subject to expiration at the end of terms ranging from one to three years. We would be faced with the burden, cost and delay of having to qualify and contract with a new supplier if any of these agreements expire or terminate for any reason.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. We hold 14 issued patents and have dozens of patent applications pending for examination in the U.S. and foreign jurisdictions. The claims for which we have sought patent protection relate to methods and systems we have developed for intrusion detection and prevention and anti-malware detection used in our solutions. In addition, we utilize contractual provisions, such as non-disclosure and non-compete agreements with our employees and consultants, and confidentiality procedures to strengthen our protection.

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

Competition

The market for cybersecurity solutions is intensely competitive and we expect strong competition to continue in the future.

Network Security.  In the market for network security monitoring, detection, prevention and response solutions our chief competitors generally fall within the following categories:

•	large companies, including Cisco Systems, Inc., IBM Corporation, HP Corporation, Check Point Software Technologies, Ltd. and Intel Corporation as a result of its acquisition of McAfee, Inc., that sell competitive products and offerings;

•	software or hardware network infrastructure companies that could integrate features that are similar to our products into their own products;

•	smaller software companies offering applications for network and Internet security monitoring, detection, prevention or response; and

•	small and large companies offering point solutions that compete with components of our product offerings.

Next Generation Firewall.  With our planned introduction in 2011 of a Next Generation Firewall product, we will compete directly with both new and traditional firewall vendors. As a result of the growing convergence of the Next Generation Firewall and network security markets, we will also face competition in selling our Next Generation Firewall from the same companies that we compete with in the network security market.

Anti-malware and Endpoint Protection.  In the consumer and enterprise anti-malware and endpoint protection markets, our chief competitors are large, established market players and new entrants with both free and paid offerings.

Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may have greater resources to devote to the promotion and sale of their products. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which intensifies pricing pressures within our market.

Several companies currently sell security software products that our customers and potential customers have broadly adopted. Some of these companies sell products that perform the same functions as some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include functions similar to those that our products currently provide.

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

Employees

As of December 31, 2010, we had 351 employees, of whom 92 were engaged in product research and development and 152 were engaged in sales and marketing. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have good relations with our employees.

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

Risks Relating to Our Business, Operations and Industry

Adverse economic, market and political conditions may negatively affect our revenue and results of operations.

Our business depends significantly on a range of factors that are beyond our control. These include:

•	general economic and business conditions;

•	the overall demand for network security products and services and other security products and services; and

•	constraints on budgets and changes in spending priorities of corporations and government agencies.

The U.S. and global economies have experienced a period of prolonged economic weakness, including a reduction in business confidence and activity, reduced capital spending, a lack of availability of credit, high unemployment and disruptions in financial markets. These and other factors have affected, and in the future may affect, one or more of the industries to which we sell our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. These customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. In addition, negative effects on the financial condition of our resellers and distributors could affect their ability or willingness to market our product and service offerings; negative effects on the financial condition of our product manufacturers could affect their ability to manufacture our products; and declines in economic and market conditions could impair our short-term investment portfolio. Any of these developments could adversely affect our revenue and results of operations.

Federal and state governmental agencies have contributed to our revenue growth and have become important customers for us. If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer. Reduced spending levels by U.S. Government Agencies have had a negative effect on our revenue and results of operations and may continue to have a negative effect in the future.

Federal and state governments have become important customers for us. There can be no assurance that we will maintain or grow our revenue from these customers. Contracts with the U.S. federal and state government agencies collectively accounted for 25%, 29% and 21% of our total revenue for the year ended December 31, 2010, 2009 and 2008, respectively. Our reliance on government customers subjects us to a number of risks, including:

•	Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability. Reductions or delays in funding, including delays caused by the failure to pass a budget, continuing resolutions or other temporary funding arrangements, could adversely impact public sector demand for our products. As of the date of this Annual Report, the U.S. federal government has not adopted a budget for its fiscal year ending September 30, 2011 and is operating under a continuing budget resolution, which has resulted in reduced spending levels by U.S. government agencies. These reduced spending levels negatively affected our revenue and results of operations in the fourth quarter of 2010, are expected to negatively affect our revenue and results of operations in the first quarter of 2011 and may negatively affect our revenue and results of operations in the future;

•	Procurement. Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract;

•	Modification or Cancellation of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of our default, we may only be able to collect for products and alternative products and services delivered to the customer;

•	Governmental Audits. National governments and state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities; and

•	Replacing Existing Products. Many government agencies already have installed network security products of our competitors. It can be very difficult to convince government agencies or other prospective customers to replace their existing network security solutions with our products, even if we can demonstrate the superiority of our products.

We face intense competition in our markets, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for our products and services is intensely competitive and we expect competition to increase in the future. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors currently include: large software companies; software or hardware network infrastructure companies; smaller software companies offering applications for network and Internet security monitoring, detection, prevention or response; and small and large companies offering point solutions that compete with components of our product offerings.

For example, Cisco Systems, Inc., IBM Corporation, HP Corporation, Intel Corporation, as a result of its acquisition of McAfee, Inc., and Check Point Software Technologies, Ltd. have intrusion detection or prevention technologies that compete with our network security product offerings. Similarly, several large and small companies have free or paid anti-malware and endpoint protection products that compete with our Immunet product. In addition, our planned Next Generation Firewall product will compete with both new and traditional firewall vendors.

Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, in some cases our competitors have aggressively reduced, and could continue to reduce, the price of their security monitoring, detection, prevention and response products, managed security services, maintenance and support services, and other security services and products which intensifies pricing pressures within our market.

Several companies currently sell software products (such as encryption, firewall, operating system security and virus detection software) that our customers and potential customers have broadly adopted. Some of these companies sell products that perform functions comparable to some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include functions similar to those that our products provide. The widespread inclusion of features comparable to our software in operating system software or networking hardware could render our products less competitive or obsolete, particularly if such features are of a high quality. Even if security functions integrated into operating system software or networking hardware are more limited than those of our products, a significant number of customers may accept more limited functionality to avoid purchasing additional products such as ours.

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

New competitors could emerge and could impair our sales.

New sources of competition for sales of our products could emerge. These include:

•	emerging companies as well as larger companies who have not previously entered the market for network security products, anti-malware and endpoint protection products, or next generation firewall products;

•	established companies that develop their own network intrusion detection and prevention products, anti-malware and endpoint protection products, or next generation firewall products;

•	established companies that acquire or establish product integration, distribution or other cooperative relationships with our current competitors; and

•	new competitors or alliances among competitors that emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources and experience.

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

Our operating results have historically varied significantly from period to period, and we expect that they will continue to do so as a result of a number of factors, most of which are outside of our control, including:

•	the budgeting cycles, internal approval requirements and funding available to our existing and prospective customers for the purchase of network security products;

•	reductions or delays in funding for projects by U.S. federal and state government agencies, for example the reductions and delays in spending that have resulted, and may continue to result, from the failure of the U.S. federal government to adopt a budget for its fiscal year ending September 30, 2011,

•	the timing, size and contract terms of orders received, which have historically been highest in the third and fourth quarters, but may fluctuate seasonally in different ways;

•	the effect of one or more large orders on our operating results for a particular quarter and the effect of such large order or orders on comparisons of operating results for subsequent quarters;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	the level of demand for products sold by resellers, distributors, MSSPs, government integrators and other partners;

•	the market acceptance of open source software solutions;

•	the announcement or introduction of new product offerings by us or our competitors, and the levels of anticipation and market acceptance of those products;

•	price competition;

•	general economic conditions, both domestically and in our foreign markets;

•	the product mix of our sales; and

•	the timing of revenue recognition for our sales.

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

Our ability to sell our network security software and other products in new markets and to increase our share of existing markets will be impaired if we fail to manage or expand our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through strategic resellers, distributors, MSSPs, government integrators and other partners. We have agreements with third parties for the distribution of our products and we cannot predict the extent to which these companies will be successful in marketing or selling our products. There is a risk that our pace of entering into such agreements may slow. In addition, our agreements with these companies could be terminated on short notice, and the agreements do not prevent these companies from selling the network security software of other companies, including our competitors. Any distributor of our products could give higher priority to other companies’ products or to their own products than they give to ours, which could cause our revenue to decline. There is also a risk that some or all of our resellers, distributors and other partners may be acquired, change their business models or go out of business, any of which could adversely affect our business.

We are subject to risks of operating internationally that could impair our ability to grow our revenue abroad.

We market and sell our products in the United States and internationally, and we plan to increase our international sales presence. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 25%, 23% and 24% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:

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

We spend substantial amounts of time and money to research and develop new products and enhance versions of our open source and proprietary commercial products. We incorporate additional features, improve functionality or add other enhancements in order to meet our customers’ rapidly evolving demands for security in our highly competitive industry. When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing the products to market.

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

For the years ended December 31, 2010, 2009 and 2008, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.

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

We have acquired, and in the future may acquire, additional businesses, products or technologies as part of our long-term growth strategy, and such acquisitions may not ultimately be successful or may not result in expected strategic benefits.

In December 2010, we acquired Immunet Corporation. We may seek to buy or make investments in additional complementary or competitive businesses, products or technologies as part of our long-term growth strategy. We may not be successful in making these additional acquisitions. We may face competition for acquisition opportunities from other companies, including larger companies with greater financial resources. We may incur substantial expenses in identifying and negotiating acquisition opportunities, whether or not completed.

Acquisitions may not result in the expected strategic benefits, and completed acquisitions, including our recent acquisition of Immunet Corporation, could negatively affect our operating results and financial position because of the following and other factors:

•	the Immunet acquisition is expected to be dilutive to our earnings per share for the year ending December 31, 2011 and any acquisitions we complete in the future may also be dilutive to our earnings;

•	in connection with our acquisition of Immunet Corporation, we expect to recognize expenses for the amortization of intangible assets, employee retention payments and stock-based compensation expense and other acquisitions may result in substantial accounting charges for restructuring and other expenses, write-offs of in-process research and development, amortization of intangible assets and stock-based compensation expense;

•	we may not effectively integrate an acquired business, product or technology into our existing business and operations;

•	completing a potential acquisition and integrating an acquired business into our existing business could significantly divert management’s time and resources from the operation of our business;

•	acquired companies, particularly privately held and non-U.S. companies, may have internal controls, policies and procedures that do not meet the requirements of the Sarbanes-Oxley Act of 2002 and public company accounting standards;

•	we may use a significant portion of our cash resources to fund acquisitions; and

•	we may issue stock to fund acquisitions, which could dilute the interests of our existing stockholders.

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

If other parties claim commercial ownership rights to Snort, Razorback or ClamAV, our reputation, customer relations and results of operations could be harmed.

While we created a majority of the current Snort code base, Razorback code base and ClamAV code base, a portion of the current code for each of Snort, Razorback and ClamAV was created, or in the future may be created, by the combined efforts of Sourcefire and the open source software community, and a portion was created, or in the future may be created, solely by the open source community. We believe that the portions of the Snort code base, Razorback code base and ClamAV code base created by anyone other than us are required to be licensed by us pursuant to the GNU General Public License, or GPL, which is how we currently license Snort and ClamAV. There is a risk, however, that a third party could claim some ownership rights in Snort, Razorback or ClamAV, attempt to prevent us from commercially licensing Snort, Razorback or ClamAV in the future (rather than pursuant to the GPL as currently licensed) or claim a right to licensing royalties. Any such claim, regardless of its merit or outcome, could be costly to defend, harm our reputation and customer relations or result in our having to pay substantial compensation to the party claiming ownership.

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

We completed our evaluation of our internal controls over financial reporting for the fiscal year ended December 31, 2010 as required by the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2010, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses.

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

Like many other technology companies, we use and distribute “open source” software in order to expedite development of new products and features. Open source software is generally licensed by its authors or other third parties under “open source” licenses, including, for example, the GNU General Public License, or GPL, the GNU Lesser Public License, or LGPL, the BSD License and the Apache License. This open source software includes, without limitation, Snort, ClamAV, Linux Kernel, Apache HTTP Server, OpenSSL and Perl. These license terms may be ambiguous, in many instances have not been interpreted by the courts and could be interpreted in a manner that results in unanticipated obligations regarding our products. Depending upon how the open source software is deployed by our developers and the underlying licenses are interpreted by the courts, we could be required to offer our products that use the open source software for no cost, make available the source code for modifications or derivative works, or secure an additional license to the underlying patent rights. Any of these obligations could have an adverse impact on our intellectual property rights and revenue from products incorporating the open source software.

Our use of open source software could also result in us developing and selling products that infringe third-party intellectual property rights. It may be difficult for us to accurately determine the developers of the open source code and whether the code incorporates proprietary software or otherwise infringes another party’s intellectual property rights (including patent rights). We have processes and controls in place that are designed to address these risks and concerns, including a review process for screening requests from our development organizations for the use of open source software. However, we cannot be sure that all open source software is submitted for approval prior to use in our products.

We also have processes and controls in place to review the use of open source software in the products developed by companies that we may acquire. Even if we conduct due diligence prior to completing an acquisition, the acquired products or technologies may nonetheless include open source software that was not identified during the initial due diligence. Our ability to commercialize products or technologies of any companies we may acquire that incorporate open source software or to otherwise fully realize the anticipated benefits of any such acquisition may be restricted in the same manner as if the open source software had been incorporated into our own products.

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

We primarily utilize a just-in-time contract manufacturing and inventory process. Therefore, our ability to meet our customers’ demand for our products depends upon obtaining adequate hardware platforms on a timely basis and integrating them with our software. We utilize two principal contract equipment manufacturers, Patriot Technologies, Inc. and Premio, Inc., to source components, assemble, integrate and test our appliances and to ship those appliances to our customers. In addition, we utilize a third contract manufacturer, Netronome Systems Inc., to design and integrate some of our software and hardware components for use in the high-performance models of our appliances. The unexpected termination of our relationship with any of these manufacturers would be disruptive to our business and our reputation, and could result in a material decline in our revenue as well as shipment delays and possible increased costs as we seek and implement production with an alternative manufacturer.

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

In some cases, we purchase products from contract manufacturers and hold them in inventory pending sale to our customers. If demand for these products does not meet our expectations, or if these products become obsolete as a result of our introduction of new products, we could be required to write down the value of our inventory, which could adversely affect our results of operations.

Although we primarily utilize a just-in-time contract manufacturing and inventory process, in some cases we purchase products from contract manufacturers based on our expectations of future demand. We then hold these products in inventory pending sale to our customers. Demand for these products may not meet our expectations as a result of a number of factors, including weakness in general economic conditions, reductions in our customers’ purchasing budgets, discounting of prices on competitive products, defects or perceived defects in the products or the introduction by us or our competitors of new or enhanced products. In the past, we have recognized expenses related to inventory write-offs and, in the future, if we reduce our estimate of future demand for our products held in inventory, or if our inventory becomes obsolete as a result of our introduction of new products, we may be required to record additional inventory write-offs, which could negatively impact our gross margin and results of operations.

Risks Relating to Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Since the time of our initial public offering in March 2007, the market price of our common stock has been subject to significant fluctuations, and we expect this volatility to continue for the foreseeable future. For example, during the year ended December 31, 2010, our stock traded between a high of $32.79 per share and a low of $16.80 per share. Among the factors that could affect our common stock price are the risks described in this “Risk Factors” section and other factors, including:

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

As of March 7, 2011, we had 28,257,852 outstanding shares of common stock. This number includes shares held by institutional investors who own a significant majority of our common stock. This number also includes shares held by directors and officers who may sell such shares at their discretion, subject to volume limitations contained in federal securities laws. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

None.

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

On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the patents in this case are invalid and that the allegations of infringement are without merit, and we intend to defend this case vigorously on these bases. Both patents in this litigation are currently undergoing reexamination by the United States Patent and Trademark Office (“USPTO”), and the USPTO has rejected all claims of both patents as not patentable. In both reexaminations, the patent owner has filed responses arguing that the claims are patentable. In both cases, the USPTO has issued subsequent communications maintaining the rejections of all claims. The USPTO examiner has maintained the rejections in both patents and on December 29, 2010, ESR filed a Notice of Appeal to the USPTO Board of Patent Appeals and Interferences. No appeals briefs have been filed yet. On June 25, 2010, the District Court dismissed the action filed May 29, 2009, for lack of standing. Plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit. Also on June 25, 2010, the District Court stayed the action filed August 3, 2009 pending conclusion of the reexaminations. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FIRE.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low

Year ended December 31, 2009:
First Quarter	$7.94	$5.12
Second Quarter	$13.53	$7.13
Third Quarter	$22.74	$11.18
Fourth Quarter	$27.80	$18.38
Year ended December 31, 2010:
First Quarter	$28.00	$20.51
Second Quarter	$26.68	$17.28
Third Quarter	$30.80	$16.80
Fourth Quarter	$32.79	$21.48

As of March 7, 2011, there were approximately 105 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since March 9, 2007, the date our stock commenced public trading, through December 31, 2010 to two indices: the Russell 2000 Index and the RDG Software Composite Index. The graph assumes an initial investment of $100 on March 9, 2007 in Sourcefire common stock and on February 28, 2007 in each of the two indices. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
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

Repurchases of Equity Securities During 2010

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

These were the only repurchases of equity securities made by us during the fiscal quarter ended December 31, 2010. We do not have a stock repurchase program.

The following table provides information about purchases by us, by month, during the fiscal quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Act.

Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares that
				as Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs	Programs

10/1/10-10/31/10	937	(1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees and directors that was unvested at the time of termination of employment or service on our board of directors. The purchase price represents the original price paid for the shares by the employee or director, which is equal to the par value of our common stock.

Item 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the three years ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements that do not appear in this report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)

Consolidated statement of operations data:
Revenue:
Products	$78,436	$62,585	$45,245	$34,332	$30,219
Services	52,136	40,880	30,428	21,527	14,707

Total revenue	130,572	103,465	75,673	55,859	44,926
Cost of revenue:
Products	20,000	15,641	12,408	9,523	8,440
Services	6,828	6,379	4,952	3,360	2,632

Total cost of revenue	26,828	22,020	17,360	12,883	11,072

Gross profit	103,744	81,445	58,313	42,976	33,854
Operating expenses:
Research and development	18,789	16,256	12,620	11,902	8,612
Sales and marketing	48,735	36,498	33,169	25,860	20,652
General and administrative	18,814	16,761	18,713	10,599	5,017
Depreciation and amortization	3,375	3,647	2,627	1,649	1,230
In-process research and development	—	—	—	2,947	—

Total operating expenses	89,713	73,162	67,129	52,957	35,511

Income (loss) from operations	14,031	8,283	(8,816)	(9,981)	(1,657)
Other income, net	125	926	3,064	4,604	792

Income (loss) before income taxes	14,156	9,209	(5,752)	(5,377)	(865)
(Benefit from) provision for income taxes	(5,821)	331	319	244	67

Net income (loss)	19,977	8,878	(6,071)	(5,621)	(932)
Accretion of preferred stock	—	—	—	(870)	(3,819)

Net income (loss) attributable to common stockholders	$19,977	$8,878	$(6,071)	$(6,491)	$(4,751)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.72	$0.34	$(0.24)	$(0.32)	$(1.40)
Diluted	0.69	0.32	(0.24)	(0.32)	(1.40)

Shares used in per common share calculations:
Basic	27,670,356	26,458,273	25,379,791	20,434,792	3,389,527
Diluted	28,896,246	27,987,115	25,379,791	20,434,792	3,389,527

Consolidated Balance Sheet Data

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cash and cash equivalents	$54,410	$53,071	$39,768	$33,071	$13,029
Investments	99,309	70,149	61,800	73,956	13,293
Working capital	122,760	103,055	99,017	101,302	25,852
Total assets	241,074	174,167	146,305	141,678	49,952
Deferred revenue	46,422	34,177	24,108	21,027	14,115
Long-term debt	—	—	—	—	1,312
Total liabilities	74,990	45,678	37,264	32,484	22,104
Total convertible preferred stock	—	—	—	—	66,747
Total stockholders’ equity (deficit)	166,084	128,489	109,041	109,194	(38,899)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008.

•	Non-GAAP Financial Measures. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2010, 2009 and 2008 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

Overview

We are a leading provider of intelligent cybersecurity solutions for information technology, or IT, environments of commercial enterprises, including healthcare, financial services, manufacturing, energy, education, retail and telecommunications companies, and federal, state and local government organizations worldwide. Our solutions are comprised of multiple hardware, software and cloud-based product and service offerings, enabling comprehensive, intelligent protection before, during and after an attack.

We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies, small and mid-size businesses, and through our acquisition of Immunet Corporation, consumers. We also manage the security industry’s leading open source initiative, Snort®, as well as the ClamAV® and Razorbacktm open source initiatives.

Recent Developments — Immunet Acquisition

On December 30, 2010, we acquired all the outstanding securities of Immunet Corporation, or Immunet, a leading provider of advanced cloud-based anti-malware technologies. The acquisition price of $21 million consists of $14.9 million in cash payable at closing, of which $7.7 million was paid in 2010 and $7.2 million was paid in 2011. An additional $2.1 million will be paid on the twelve month anniversary of the acquisition date subject to working capital adjustments. The remaining $4 million of the acquisition price is expected to be paid within 24 months of the acquisition date to Immunet common shareholders upon achievement of product delivery milestones related to the enterprise version of Immunet’s product.

We expect the Immunet acquisition to be dilutive to our net income for the year ending December 31, 2011 due to an incremental increase in cost of revenues of $1.0 million for the amortization of the acquired technology and an incremental increase in research and development costs of $2.7 million for the accrual of retention payments and approximately $5.0 million for salaries, incentive compensation, benefits, stock-based compensation, consulting and overhead costs, partially offset by minimal revenues.

Key Financial Metrics and Trends

Contracts with U.S. commercial and international customers accounted for 75%, 71% and 79% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Our revenues from U.S. commercial customers increased by 31% for the year ended December 31, 2010 as compared to the prior year. Similarly, our revenues from international customers increased by 38% for the year ended December 31, 2010 as compared to the prior year. We believe that the growth in our revenue from U.S. commercial and international customers in 2010, during a period in which the global macroeconomic environment negatively impacted many businesses, was primarily the result of the high quality of our product offerings and increased contributions from our indirect sales channel. We do not believe that this rate of growth necessarily represents a trend and we cannot predict at this time the effect that continued economic weakness may have on our results of operation and financial condition.

Contracts with the U.S. federal and state government agencies collectively accounted for 25%, 29% and 21% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Our revenues from U.S. federal and state government agencies increased by 9% for the year ended December 31, 2010 as compared to the prior year. We expect sales to U.S. federal and state government agencies to continue to account for a significant portion of our total revenue for the year ending December 31, 2011. However, we expect our federal sales to be negatively affected by reduced federal spending levels in the first quarter of 2011, and potentially in subsequent periods, as a result of the failure of the U.S. federal government to adopt a budget. A reduction in the amount of U.S. government purchases of our products could have a material adverse effect on our results of operations and financial condition.

We evaluate our performance on the basis of several key financial metrics, including revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods. We also evaluate performance on the basis of adjusted income from operations, adjusted income from operations as a percentage of revenue, adjusted net income, adjusted net income per share and free cash flow, which are non-GAAP financial measures. Information regarding our non-GAAP financial measures and a reconciliation of each to the nearest GAAP measure is provided under “Non-GAAP Financial Measures” below.

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

We sell our network security solutions globally. However, 75%, 77% and 76% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.

We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 62%, 78% and 65% of total product revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2011.

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

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, supplies, warranty, shipping and handling costs, expense for inventory excess and obsolescence and depreciation in the instances where we lease our network security solutions to our customers. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future.

Cost of services revenue includes the direct labor costs of our employees and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs and stock-based compensation expense. Additionally, we include in cost of services revenue an allocation of overhead costs, as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty and the expense for advance replacement unit inventory excess and obsolescence. As our customer base continues to grow, we anticipate incurring an increasing amount of these service and repair costs, as well as costs for additional personnel to provide support and service to our customers.

Gross Profit

Our gross profit is affected by a variety of factors, including competition, the mix and average selling prices of our products, our pricing policy, new product introductions, the cost of hardware platforms, expense for inventory excess and obsolescence, warranty expense, the cost of labor and materials and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a high-margin product could significantly reduce our total gross profit percentage for that quarter.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of salaries, incentive compensation and allocated overhead costs for our engineers; stock-based compensation expense; costs for professional services to design, test and certify our products; and costs associated with data used by us in our product development.

We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars and increase modestly as a percentage of revenue for the year ending December 31, 2011.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, incentive compensation and allocated overhead costs for sales and marketing personnel; stock-based compensation expense; trade show, advertising, marketing and other brand-building costs; marketing consultants and other professional services; training, seminars and conferences; and travel and related costs.

As we continue to focus on increasing our market penetration, expanding internationally, increasing our indirect sales channel and building brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars and increase modestly as a percentage of revenue for the year ending December 31, 2011.

General and Administrative.  General and administrative expenses consist primarily of salaries, incentive compensation and allocated overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; stock-based compensation expense; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; and corporate insurance. We anticipate that general and administrative expenses will increase in absolute dollars for the year ending December 31, 2011.

Stock-Based Compensation.  Stock-based compensation expense is based on the grant date fair value of stock awards granted or modified after January 1, 2006 using the prospective transition method.

We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $9.3 million, $6.2 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

Revenue.  The following table shows products and technical support and professional services revenue (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2010	2009	$	%	2009	2008	$	%

Products	$78,436	$62,585	$15,851	25%	$62,585	$45,245	$17,340	38%
Percentage of total revenue	60%	60%			60%	60%
Technical support and professional services	52,136	40,880	11,256	28%	40,880	30,428	10,452	34%
Percentage of total revenue	40%	40%			40%	40%

Total revenue	$130,572	$103,465	$27,107	26%	$103,465	$75,673	$27,792	37%

The increase in our product revenue for the year ended December 31, 2010, as compared to the prior year, was primarily due to higher volume demand for our sensor products and increased sales of our software licenses. For the year ended December 31, 2010, sensor product revenue increased $10.2 million and software license revenue increased $3.2 million over the prior year. The increase in our services revenue for 2010, as compared to the prior year, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

The increase in our product revenue for the year ended December 31, 2009, as compared to the prior year, was primarily due to higher volume demand for our sensor products. For 2009, sensor product revenue increased $17.4 million over the prior year. The increase in our services revenue for 2009, as compared to the prior year, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue.  The following table shows products and technical support and professional services cost of revenue (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2010	2009	$	%	2009	2008	$	%

Products	$20,000	$15,641	$4,359	28%	$15,641	$12,408	$3,233	26%
Percentage of total revenue	15%	15%			15%	16%
Technical support and professional services	6,828	6,379	449	7%	6,379	4,952	1,427	29%
Percentage of total revenue	5%	6%			6%	7%

Total cost of revenue	$26,828	$22,020	$4,808	22%	$22,020	$17,360	$4,660	27%

Percentage of total revenue	21%	21%			21%	23%

Product cost of revenue for year ended December 31, 2010 increased over the prior year, primarily due to higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers, partially offset by a decrease in inventory write-downs related to excess and obsolete inventory. Services cost of revenue for the year ended December 31, 2010 increased over the prior year, primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, and provide professional services to our customers, partially offset by decreased hardware service expense we pay to our third-party integrators to help maintain our install base.

Product cost of revenue for the year ended December 31, 2009 increased over the prior year, primarily due to higher volume demand for our sensor products, for which we must procure and provide the hardware platform to our customers, and a write-down of $1.4 million for excess and obsolete inventory as a result of the introduction of new products. Services cost of revenue for the year ended December 31, 2009 increased over the prior year, primarily due to increased hardware service expense related to support renewal contracts and our hiring of additional personnel to both service our larger installed customer base and to provide training and professional services to our customers.

Gross profit.  The following table shows products and technical support and professional services gross profit (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2010	2009	$	%	2009	2008	$	%

Products	$58,436	$46,944	$11,492	24%	$46,944	$32,837	$14,107	43%
Product gross margin	75%	75%			75%	73%
Technical support and professional services	45,308	34,501	10,807	31%	34,501	25,476	9,025	35%
Technical support and professional services gross margin	87%	84%			84%	84%

Total gross profit	$103,744	$81,445	$22,299	27%	$81,445	$58,313	$23,132	40%

Total gross margin	79%	79%			79%	77%

Product gross margin for the year ended December 31, 2010 was consistent with the prior year as lower margins on our product revenue, primarily due to lower average selling prices resulting from our new channel initiatives, were offset by a decrease in inventory write-downs of excess and obsolete inventory. Technical support and professional services gross margin for the year ended December 31, 2010, as compared to the prior year, increased primarily due to service revenue increasing at a higher rate than service expense.

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

Operating expenses.  The following table shows our operating expenses (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2010	2009	$	%	2009	2008	$	%

Research and development	$18,789	$16,256	$2,533	16%	$16,256	$12,620	$3,636	29%
Percentage of total revenue	14%	16%			16%	17%
Sales and marketing	48,735	36,498	12,237	34%	36,498	33,169	3,329	10%
Percentage of total revenue	37%	35%			35%	44%
General and administrative	18,814	16,761	2,053	12%	16,761	18,713	(1,952)	(10)%
Percentage of total revenue	14%	16%			16%	25%
Depreciation and amortization	3,375	3,647	(272)	(7)%	3,647	2,627	1,020	39%
Percentage of total revenue	3%	4%			4%	3%

Total operating expenses	$89,713	$73,162	$16,551	23%	$73,162	$67,129	$6,033	9%

Percentage of total revenue	69%	71%			71%	89%

Research and development expenses for the year ended December 31, 2010 increased over the prior year, primarily due to an increase of $1.2 million in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs, an increase of $874,000 in consulting and professional fees and an increase of $423,000 in stock-based compensation expense.

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

Sales and marketing expenses for the year ended December 31, 2010 increased over the prior year, primarily due to an increase of $8.2 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $1.7 million in stock-based compensation expense, an increase of $856,000 in travel and travel-related expenses and an increase of $391,000 in advertising, promotion, partner-marketing programs and trade show expenses.

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

General and administrative expenses for the year ended December 31, 2010 increased from the prior year, primarily due to an increase of $964,000 in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, an increase of $790,000 in stock-based compensation expense and a net increase of $769,000 in professional fees related to corporate development, legal, regulatory compliance, accounting, tax services, audit and information technology expenses. The increase in professional fees for 2010 included $235,000 in expense from the acquisition of Immunet.

General and administrative expenses for the year ended December 31, 2009 decreased from the prior year, primarily due to a decrease of $2.7 million in professional fees related to legal, accounting, information technology, audit, tax services and regulatory compliance and corporate development expenses, a decrease of $449,000 for the one-time charge in 2008 from the acceleration of vesting of equity awards granted to our former CEO, a decrease of $339,000 in director attendance, retainer and other board-related fees and a decrease of $742,000 for a one-time charge in 2008 associated with our CEO transition, partially offset by an increase of $1.7 million in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, and an increase of $1.2 million in stock-based compensation expense, excluding the one-time charge taken in 2008 for accelerated vesting resulting from our CEO transition. The increase in stock-based compensation expense for 2009 included $193,000 in expense from the accelerated vesting of stock options due to the market price of our stock achieving specified levels in 2009. These stock options were issued in connection with the hiring of our new CEO in 2008.

Depreciation and amortization expense for the year ended December 31, 2010 decreased over the prior year, primarily due to the decrease in amortization expense associated with the write-off in 2009 of our marketing-related intangible asset. Depreciation and amortization expense for the year ended December 31, 2009 increased over the prior year, primarily due to the depreciation associated with our new enterprise resource planning, or ERP, system implemented in the second half of 2008, as well as the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for new personnel. In the fourth quarter of 2009, we recorded an impairment charge of $349,000 to write off the carrying value of our marketing-related intangible assets related to the ClamAV acquisition.

Other income, net.  The following table shows our other income, net (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2010	2009	$	%	2009	2008	$	%

Other income, net	$125	$926	$(801)	(87)%	$926	$3,064	$(2,138)	(70)%
Percentage of total revenue	0%	1%			1%	4%

The decreases in other income, net for 2010 compared to 2009 and 2009 compared to 2008 were primarily attributable to a decrease in interest and investment income as a result of lower average interest rates on invested cash balances. The decrease in other income, net for 2010 compared to 2009 was also impacted by higher foreign exchange losses.

(Benefit from) provision for income taxes.  The following table shows our (benefit from) provision for income taxes (in thousands):

	Year Ended				Year Ended
	December 31,		Variance		December 31,		Variance
	2010	2009	$	%	2009	2008	$	%

(Benefit from) provision for income taxes	$(5,821)	331	$(6,152)	NM	$331	319	$12	4%
Percentage of total revenue	(4)%	0%			0%	0%

NM — not meaningful

Our effective tax rate for the year ended December 31, 2010 resulted in a benefit of 41.1%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets, state income taxes and foreign income taxed at different rates. The benefit from income taxes for the year ended December 31, 2010 consisted of a $6.3 million U.S. income tax benefit, partially offset by $505,000 of foreign income tax expense. The U.S. income tax benefit is primarily related to the release of the valuation allowance recorded against our deferred tax assets in the U.S.

As of December 31, 2009, we had a full valuation allowance against our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and temporary differences associated with deferred revenue and stock-based compensation. Based upon our operating results over recent years and through June 30, 2010, as well as an assessment of our expected future results of operations, during the second quarter of 2010 we determined that it had become more likely than not that we would ultimately realize the tax benefits of our deferred tax assets in the U.S. As a result, during the second quarter, we released $7.6 million of our valuation allowance, which was recorded as a one-time tax benefit. Our benefit from income taxes for the year ended December 31, 2010 also includes a $4.1 million tax benefit from the release of the valuation allowance attributable to deferred tax assets primarily associated with our net operating loss carryforwards which we utilized during the year.

Our provision for income taxes for the year ended December 31, 2009 was $331,000, which resulted in an annual effective tax rate of 4%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on certain deferred tax assets due to the utilization of net operating loss carryforwards that had been fully reserved for, state income taxes and foreign income taxed at different rates. The provision for income taxes for the year ended December 31, 2009 consisted of $204,000 of U.S. income tax expense and $127,000 of foreign income tax expense. Our effective tax rate for the year ended December 31, 2008 resulted in a benefit of 6%. Our annual effective tax rate for the year ended December 31, 2008 differed from the U.S. federal statutory rate of 34% primarily due to the increase of the valuation allowance on certain deferred tax assets, state income taxes and the foreign income taxed at different rates. The provision for income taxes for the year ended December 31, 2008 consisted of approximately $46,000 of U.S. income tax expense and approximately $273,000 of foreign income tax expense.

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

Non-GAAP Financial Measures

Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue:  In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. We believe these non-GAAP results provide useful information to both management and investors by excluding (i) stock-based compensation, which does not involve the expenditure of cash, and (ii) items that we believe may not be indicative of our operating performance, because either they are unusual and we do not expect them to recur in the ordinary course of our business or they are unrelated to the ongoing operation of the business in the ordinary course. For all of 2011 we expect that non-GAAP results will continue to be adjusted to reflect the effect of an assumed tax rate of 35%. We believe this adjustment provides useful information to both management and investors because it is expected to normalize and approximate our full year GAAP tax rate.

Free Cash Flow:  We define free cash flow as net cash provided by operating activities minus capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchase of property and equipment, can be used for strategic opportunities, including investing in the business, making strategic acquisitions and strengthening the balance sheet.

These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Year Ended December 31,
	2010	2009	2008

Reconciliation to adjusted income from operations:
GAAP income from operations	$14,031	$8,283	$(8,816)
Stock-based compensation expense	9,349	6,171	4,037
Stock-based compensation expense related to CEO transition	—	—	449
CEO transition costs	—	—	742
Acquisition-related costs	235	—	—

Adjusted income (loss) from operations	$23,615	$14,454	$(3,588)

Adjusted income (loss) from operations as a % of revenue	18.1%	14.0%	(4.7)%
Reconciliation to adjusted net income (loss):
GAAP Net income (loss)	$19,977	$8,878	$(6,071)
Stock-based compensation expense	9,349	6,171	4,037
Stock-based compensation expense related to CEO transition	—	—	449
CEO transition costs	—	—	742
Acquisition-related costs	235	—	—
Release of the valuation allowance	(7,613)	—	—
Income tax adjustment*	(6,516)	(5,052)	502

Adjusted net income (loss)	$15,432	$9,997	$(341)

Adjusted net income (loss) per share — basic	$0.56	$0.38	$(0.03)
Adjusted net income (loss) per share — diluted	0.53	0.36	(0.03)

Weighted average number of shares — basic	27,670,356	26,458,273	25,379,791
Weighted average number of shares — diluted	28,896,246	27,987,115	25,379,791

Reconciliation to free cash flow:
GAAP net cash provided by (used in) operating activities	$36,425	$20,159	$(1,140)
Purchase of property and equipment	(5,403)	(2,500)	(6,661)

Free cash flow	$31,022	$17,659	$(7,801)

*	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cash and cash equivalents:
Provided by (used in) operating activities	$36,425	$20,159	$(1,140)
(Used in) provided by investing activities	(43,353)	(11,504)	6,855
Provided by financing activities	8,267	4,648	982

Increase	1,339	13,303	6,697
Net cash at beginning of period	53,071	39,768	33,071

Net cash at end of period	54,410	53,071	39,768
Investments	99,309	70,149	61,800

Total cash, cash equivalents and investments	$153,719	$123,220	$101,568

Operating Activities.  Cash provided by operating activities for the year ended December 31, 2010 is the result of our net income of $20.0 million adjusted for a net cash inflow of $1.9 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets, and a net cash inflow of $14.5 million for changes in our operating assets and liabilities. Cash provided by operating activities for the year ended December 31, 2009 is the result of our net income of $8.9 million adjusted for a net cash inflow of $9.8 million for net non-cash revenues and expenses and a net cash inflow of $1.5 million for changes in our operating assets and liabilities. Cash used in operating activities for the year ended December 31, 2008 is the result of our net loss of $6.1 million adjusted for a net cash inflow of $6.1 million for net non-cash revenues and expenses and a net cash outflow of $1.2 million for changes in our operating assets and liabilities.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2010 was primarily the result of purchases of investments of $129.5 million, $7.6 million related to our acquisition of Immunet and capital expenditures of $5.4 million, partially offset by maturities of investments of $99.1 million. Cash used in investing activities for the year ended December 31, 2009 was primarily the result of purchases of investments of $87.9 million and capital expenditures of $2.5 million, offset by maturities of investments of $78.9 million. Cash provided by investing activities for the year ended December 31, 2008 was primarily the result of maturities and sales of investments of $108.0 million, offset by purchases of investments of $94.5 million and capital expenditures of $6.7 million. Capital expenditures in 2008 included $3.2 million of capitalized costs associated with the implementation of our ERP system.

Financing Activities.  Cash provided by financing activities for the years ended December 31, 2010 was primarily related to proceeds from the issuance of common stock under our employee stock-based plans, as well as the excess tax benefits relating to share-based payments. Cash provided by financing activities for the years ended December 31, 2009 and 2008 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.

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

Our short-term liquidity requirements through December 31, 2011 consist primarily of the funding of working capital requirements, capital expenditures and remaining payments related to our acquisition of Immunet. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of December 31, 2010, we had cash, cash equivalents and investments of $153.7 million and working capital of $122.8 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2010 (in thousands):

	Payments Due by Period
		Less than
	Total	One Year	1-3 Years	3-5 Years

Capital lease obligations	$52	$24	$28	$—
Operating lease obligations	5,140	1,628	2,251	1,261
Purchase commitments(1)	13,640	13,640	—	—
Due to Immunet shareholders(2)	9,109	9,109	—	—

(1)	We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information provided by us. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of December 31, 2010, we had total purchase commitments for inventory of approximately $13.6 million.

(2)	Due to Immunet shareholders does not include $4 million of the acquisition price payable within the next 24 months to Immunet common shareholders upon achievement of product delivery milestones related to the enterprise version of Immunet’s product as this amount is not contractually certain to be paid at this time.

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

Revenue Recognition.  We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of software-based appliances, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the VRT that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting. See “Recent Accounting Pronouncements” in the notes to the consolidated financial statements for a discussion of new revenue recognition standards that we will be required to adopt in the first quarter of 2011.

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

Accounting for Stock-Based Compensation.  Stock-based awards granted include stock options, restricted stock awards, restricted stock units under our 2007 Stock Incentive Plan, or 2007 Plan, and stock purchased under our Amended and Restated 2007 Employee Stock Purchase Plan, or ESPP. Stock-based compensation expense is measured at the grant date, based on the fair value of the awards, and is recognized as expense ratably over the requisite service period, net of estimated forfeitures.

We use the Black-Scholes option pricing model for estimating the fair value of stock options granted under the 2007 Plan and for employee stock purchases under the ESPP. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.

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

Accounting for Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for tax carry-forwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

We assess the realizability of our deferred tax assets, which primarily consists of temporary differences associated with stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

As of December 31, 2009, we had a full valuation allowance against our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and temporary differences associated with deferred revenue and stock-based compensation. Based upon our operating results over recent years and through June 30, 2010, as well as an assessment of our expected future results of operations, during the second quarter of 2010 we determined that it had become more likely than not that we will ultimately realize the tax benefits of our deferred tax assets in the U.S. As a result, during the second quarter, we released $7.6 million of our valuation allowance, which was recorded as a one-time tax benefit. Our benefit from income taxes for the year ended December 31, 2010 also includes a $4.1 million tax benefit from the release of the valuation allowance attributable to deferred tax assets primarily associated with our net operating loss carryforwards which we utilized throughout the year.

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Any excess tax benefit, above amounts previously recorded on stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.

We have determined that there are no material uncertain tax positions that would require a reserve as of December 31, 2010.

We are undergoing a research and development credit study that is expected to be completed in the first six months of 2011. This may result in future tax benefits that would be recognized upon the completion of the study.

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

Inventories.  Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our gross margin.

Investments.  We determine the appropriate classification of our investments at the time of purchase and reevaluate such classification as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortization of premiums and accretion of discounts to maturity are computed using the effective interest method. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income

We evaluate our investments on a regular basis to determine whether an other-than-temporary impairment in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income on our statement of stockholders’ equity. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.

Intangible Assets.  Intangible assets that are not considered to have an indefinite life are amortized over their useful lives on a straight-line basis. On a periodic basis, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Recent Accounting Pronouncements

In October 2009, the FASB modified the accounting guidance for sales of tangible products containing both software and hardware elements and issued new guidance that amends the criteria for evaluating the individual items in a multiple deliverable revenue arrangement and how to allocate the consideration received to the individual items. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We believe this literature is applicable to our revenue arrangements because the majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. We adopted this guidance on January 1, 2011. If we had adopted this guidance on January 1, 2010, our revenue would have increased by approximately $1.9 million for the year ended December 31, 2010, primarily due to more deliverables being accounted for as separate units of accounting and the elimination of the use of the residual method and a requirement to allocate arrangement consideration using a selling price hierarchy. While we cannot predict the dollar impact of this revised guidance on future periods, as it depends on the nature of customer arrangements, we anticipate that for certain arrangements we will be able to account for more transaction consideration upon delivery than allowed under the prior guidance.

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

Foreign Currency Risk

Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As a result, we have exposure to adverse changes in exchange rates, particularly the Euro, British Pound and Japanese Yen, associated with operating expenses of, and cash held in, our foreign operations. However, we believe this exposure is not material at this time. As we grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Interest Rate Sensitivity

We had cash, cash equivalents and investments totaling approximately $153.7 million at December 31, 2010. The cash equivalents are held for working capital purposes while investments, made in accordance with our conservative investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Credit Market Risk

We invest our cash in accordance with an established internal policy and our investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit, that historically have been highly liquid and have matured at their full par values. Therefore, we believe our credit market risk is not material at this time. However, there is a risk that we may incur other-than-temporary impairment charges with respect to our investments as a result of volatility in financial markets or other factors.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are submitted on pages F-1 through F-28 of this report.

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

Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Sourcefire, Inc.:

We have audited Sourcefire, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sourcefire, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sourcefire, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sourcefire, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Sourcefire, Inc., and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 11, 2011

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the heading “Executive Compensation” in the Proxy Statement and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Employee Benefit Plans” in the Proxy Statement and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” in the Proxy Statement and is incorporated into this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

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

Signature	Title	Date

/s/ John C. Burris John C. Burris	Chief Executive Officer and Director (principal executive officer)	March 11, 2011

/s/ Todd P. Headley Todd P. Headley	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 11, 2011

/s/ Martin F. Roesch Martin F. Roesch	Chief Technology Officer and Director	March 11, 2011

/s/ John C. Becker John C. Becker	Director	March 11, 2011

/s/ Michael Cristinziano Michael Cristinziano	Director	March 11, 2011

/s/ Tim A. Guleri Tim A. Guleri	Director	March 11, 2011

/s/ Steven R. Polk Steven R. Polk	Director	March 11, 2011

/s/ Arnold L. Punaro Arnold L. Punaro	Director	March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sourcefire, Inc.:

We have audited the accompanying consolidated balance sheets of Sourcefire, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sourcefire, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sourcefire, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 11, 2011

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$54,410	$53,071
Short-term investments	85,062	49,074
Accounts receivable, net of allowances of $1,091 as of December 31, 2010 and $1,157 as of December 31, 2009	37,250	32,771
Inventory	5,235	4,414
Deferred tax assets	4,161	63
Prepaid expenses and other current assets	3,793	4,365

Total current assets	189,911	143,758
Property and equipment, net	9,235	7,447
Goodwill	15,135	—
Intangible assets, net	6,830	—
Investments	14,247	21,075
Deferred tax assets, non-current	3,556	—
Other assets	2,160	1,887

Total assets	$241,074	$174,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,893	$2,846
Accrued compensation and related expenses	6,209	5,074
Other accrued expenses	4,823	3,025
Current portion of deferred revenue	38,708	29,294
Other current liabilities	13,518	464

Total current liabilities	67,151	40,703
Deferred revenue, less current portion	7,714	4,883
Other long-term liabilities	125	92

Total liabilities	$74,990	$45,678

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 28,136,058 and 27,117,051 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	187,789	170,157
Accumulated deficit	(21,739)	(41,716)
Accumulated other comprehensive income	7	22

Total stockholders’ equity	166,084	128,489

Total liabilities and stockholders’ equity	$241,074	$174,167

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)

Revenue:
Products	$78,436	$62,585	$45,245
Technical support and professional services	52,136	40,880	30,428

Total revenue	130,572	103,465	75,673

Cost of revenue:
Products	20,000	15,641	12,408
Technical support and professional services	6,828	6,379	4,952

Total cost of revenue	26,828	22,020	17,360

Gross profit	103,744	81,445	58,313
Operating expenses:
Research and development	18,789	16,256	12,620
Sales and marketing	48,735	36,498	33,169
General and administrative	18,814	16,761	18,713
Depreciation and amortization	3,375	3,647	2,627

Total operating expenses	89,713	73,162	67,129

Income (loss) from operations	14,031	8,283	(8,816)
Other income, net:
Interest and investment income	415	1,033	3,139
Interest expense	(17)	(16)	(51)
Other expense, net	(273)	(91)	(24)

Total other income, net	125	926	3,064

Income (loss) before income taxes	14,156	9,209	(5,752)
(Benefit from) provision for income taxes	(5,821)	331	319

Net income (loss)	$19,977	$8,878	$(6,071)

Net income (loss) per share:
Basic	$0.72	$0.34	$(0.24)

Diluted	$0.69	$0.32	$(0.24)

Weighted average shares outstanding used in computing per share amounts:
Basic	27,670,356	26,458,273	25,379,791

Diluted	28,896,246	27,987,115	25,379,791

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(In thousands, except share amounts)

Balance at January 1, 2008	24,642,433	$24	$153,693	$(44,523)	—	$109,194
Exercise of common stock options	704,824	1	858	—	—	859
Issuance of common stock under employee stock purchase plan	80,201	—	391	—	—	391
Issuance of restricted common stock	524,550	—	—	—	—	—
Repurchase of common stock	(34,489)	—	(140)	—	—	(140)
Stock-based compensation expense	—	—	4,486	—	—	4,486
Excess tax benefit relating to share-based payments	—	—	18	—	—	18
Comprehensive loss:
Net loss for 2008	—	—	—	(6,071)	—	(6,071)
Net unrealized gain on investments	—	—	—	—	304	304

Total comprehensive loss	—	—	—	—	—	(5,767)

Balance at December 31, 2008	25,917,519	25	159,306	(50,594)	304	109,041
Exercise of common stock options	1,079,232	1	3,909	—	—	3,910
Issuance of common stock under employee stock purchase plan	82,955	—	554	—	—	554
Issuance of restricted common stock	56,538	—	—	—	—	—
Cancellation of restricted common stock	(19,193)	—	—	—	—	—
Stock-based compensation expense	—	—	6,171	—	—	6,171
Excess tax benefit relating to share-based payments	—	—	217	—	—	217
Comprehensive income:
Net income for 2009	—	—	—	8,878	—	8,878
Change in unrealized gain on investments	—	—	—	—	(282)	(282)

Total comprehensive income	—	—	—	—	—	8,596

Balance at December 31, 2009	27,117,051	$26	$170,157	$(41,716)	$22	$128,489

Exercise of common stock options	768,619	1	4,139	—	—	4,140
Issuance of common stock under employee stock purchase plan	75,103	—	1,237	—	—	1,237
Issuance of restricted common stock	182,781	—	—	—	—	—
Cancellation of restricted common stock	(7,496)	—	—	—	—	—
Stock-based compensation expense	—	—	9,349	—	—	9,349
Excess tax benefit relating to share-based payments	—	—	2,907	—	—	2,907
Comprehensive income:
Net income for 2010	—	—	—	19,977	—	19,977
Change in unrealized gain on investments	—	—	—	—	(15)	(15)

Total comprehensive income	—	—	—	—	—	19,962

Balance at December 31, 2010	28,136,058	$27	$187,789	$(21,739)	$7	$166,084

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities
Net income (loss)	$19,977	$8,878	$(6,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,577	3,423	2,663
Non-cash stock-based compensation	9,349	6,171	4,486
Excess tax benefits related to share-based payments	(2,907)	(217)	(18)
Amortization of premium (discount) on investments	1,151	374	(1,033)
Loss on disposal of assets	37	—	7
Realized gain from sales of investments	—	—	(23)
Deferred taxes	(9,291)	63	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,330)	(4,907)	(7,175)
Inventory	(767)	746	343
Prepaid expenses and other assets	337	(3,036)	(80)
Accounts payable	898	(1,659)	(1,425)
Accrued expenses	5,754	529	4,196
Deferred revenue	12,245	10,069	3,081
Other liabilities	395	(275)	(91)

Net cash provided by (used in) operating activities	36,425	20,159	(1,140)

Investing activities
Purchase of property and equipment	(5,403)	(2,500)	(6,661)
Acquisition, net of cash acquired	(7,633)	—	—
Purchase of investments	(129,462)	(87,929)	(94,477)
Proceeds from maturities of investments	99,145	78,925	104,763
Proceeds from sales of investments	—	—	3,230

Net cash (used in) provided by investing activities	(43,353)	(11,504)	6,855

Financing activities
Repayments of capital lease obligations	(17)	(33)	(146)
Proceeds from employee stock-based plans	5,377	4,464	1,250
Repurchase of common stock	—	—	(140)
Excess tax benefits related to share-based payments	2,907	217	18

Net cash provided by financing activities	8,267	4,648	982

Net increase in cash and cash equivalents	1,339	13,303	6,697
Cash and cash equivalents at beginning of period	53,071	39,768	33,071

Cash and cash equivalents at end of period	$54,410	$53,071	$39,768

Supplemental cash flow information
Cash paid for interest	$15	$16	$16
Cash paid for income taxes	82	209	143
Assets acquired through capital leases	54	—	183

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Organization and Description of Business

Founded in January 2001, we are a leading provider of intelligent cybersecurity solutions for information technology, or IT, environments of commercial enterprises, including healthcare, financial services, manufacturing, energy, education, retail and telecommunications companies, and federal, state and local government organizations worldwide. Our solutions are comprised of multiple hardware, software and cloud-based product and service offerings, enabling comprehensive, intelligent protection before, during and after an attack.

We are also the creator of the security industry’s leading open source initiative, Snort®, as well as the owner of ClamAV® and Razorbacktm. Snort is an open source intrusion prevention technology that is incorporated into the IPS software component of our comprehensive Intrusion Detection and Prevention System. ClamAV is an open source anti-virus and anti-malware project. Razorback is an open-source project that addresses advanced detection problems associated with client-side attacks.

In addition to our commercial and open source network security products, we offer a variety of services to help our customers install and support our solutions. Available services include Customer Support, Professional Services, Education & Certification, Vulnerability Research Team, or VRT, and Snort rule subscriptions.

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

On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, sales return allowance, warranty reserve, reserve for excess and obsolete inventory, useful lives of tangible and intangible long-lived assets, goodwill and intangible asset impairment, income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented.

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

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income.

We evaluate our investments on a regular basis to determine whether an other-than-temporary impairment in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income on our consolidated statement of stockholders’ equity and comprehensive income (loss). Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.

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

Allowance for Doubtful Accounts and Sales Return Allowance

We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $429,000 and $777,000, respectively.

We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of December 31, 2010 and 2009, the sales return allowance was $662,000 and $380,000, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our gross margin.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory consisted of the following (in thousands):

	As of December 31,
	2010	2009

Finished goods	$3,151	$2,850
Evaluation units	828	733
Advance replacement units	1,256	831

Total	$5,235	$4,414

Inventory write-downs, mostly related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $1.3 million, $2.4 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment is reported at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Computer equipment and software	3 years
Lab equipment	3 to 5 years
Furniture, fixtures and office equipment	3 to 7 years
Enterprise resource planning system	5 years
Leasehold improvements	Shorter of lease term or useful life

Property and equipment consists of the following (in thousands):

	As of December 31,
	2010	2009

Computer equipment	$7,724	$6,292
Lab equipment	5,154	2,909
Software	5,735	5,483
Furniture, fixtures and office equipment	1,893	1,388
Leasehold improvements	2,929	2,145

	23,435	18,217
Less accumulated depreciation and amortization	(14,200)	(10,770)

Total	$9,235	$7,447

Depreciation and lease amortization expense for the years ended December 31, 2010, 2009 and 2008 was $3.6 million, $3.3 million and $2.5 million, respectively.

Business Combinations

We recognize all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change. All subsequent changes to a valuation allowance or uncertain tax position relating to

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense.

Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment. If it is determined that an impairment has occurred, we will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives on a straight-line basis. On a periodic basis, we evaluate the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Accrued Compensation and Related Expenses

Accrued compensation and related expenses consists of the following (in thousands):

	As of December 31,
	2010	2009

Accrued incentive compensation	$4,850	$3,975
Accrued leave	790	618
Other related expenses	569	481

Total	$6,209	$5,074

Other Current Liabilities

Other current liabilities consists of the following (in thousands):

	As of December 31,
	2010	2009

Deferred rent	$774	$215
Due to Immunet Corporation shareholders	9,109	—
Acquisition-related contingent consideration	3,546	—
Other current liabilities	89	249

Total	$13,518	$464

Revenue Recognition

We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2010, two customers, a distributor of our products to the U.S. government, immixTechnology, and a distributor of our products, Fishnet Security, accounted for 16% and 11%, respectively, of total revenue. For the years ended December 31, 2009 and 2008, a distributor of our products to the U.S. government, immixTechnology, accounted for 20% and 11%, respectively, of total revenue.

As of December 31, 2010, two customers, a distributor of our products, Fishnet Security, and a distributor of our products to the U.S. government, immixTechnology, accounted for 14% and 10%, respectively, of our accounts receivable. As of December 31, 2009, a distributor of our products to the U.S. government, immixTechnology, accounted for 31% of our accounts receivable.

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

Research and Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established. After technological feasibility has been established, any additional development costs are capitalized until the product is available for general release to customers. We define the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues. During the years ended December 31, 2010, 2009 and 2008, we did not capitalize any software development costs.

Advertising Costs

We expense advertising costs as incurred. Advertising expense totaled $73,000, $46,000 and $158,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation

The functional currency of our foreign subsidiaries in the United Kingdom and Japan is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at each balance sheet date, except for certain non-monetary items, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom and Japan subsidiaries are recorded within other expense, net in the consolidated statements of operations. During the years ended December 31, 2010, 2009 and 2008, remeasurement adjustments resulted in net expense of $251,000, $90,000 and $17,000, respectively.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.

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

We have determined there are no material uncertain tax positions that would require a reserve as of December 31, 2010.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating our provision for income taxes, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. See Note 6 for additional discussion of income taxes.

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock awards and restricted stock units under our 2007 Stock Incentive Plan, or 2007 Plan, and stock purchased under our Amended and Restated 2007 Employee Stock Purchase Plan, or ESPP. Stock-based compensation expense is measured at the grant date, based on the fair value of the awards, and is recognized as expense ratably over the requisite service period, net of estimated forfeitures.

We use the Black-Scholes option pricing model for estimating the fair value of stock options granted under the 2007 Plan and for employee stock purchases under the ESPP. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. See Note 7 for additional discussion of stock-based compensation.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. See Note 9 for additional discussion of our net income per share.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB modified the accounting guidance for sales of tangible products containing both software and hardware elements and issued new guidance that amends the criteria for evaluating the individual items in a multiple deliverable revenue arrangement and how to allocate the consideration received to the individual items. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We believe this literature is applicable to our revenue arrangements because the majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. We adopted this guidance on January 1, 2011. If we had adopted this guidance on January 1, 2010, our revenue would have increased by approximately $1.9 million for the year ended December 31, 2010, primarily due to more deliverables being accounted for as separate units of accounting and the elimination of the use of the residual method and a requirement to allocate arrangement consideration using a selling price hierarchy. While we cannot predict the dollar impact of this revised guidance on future periods, as it depends on the nature of customer arrangements, we anticipate that for certain arrangements we will be able to account for more transaction consideration upon delivery than allowed under the prior guidance.

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

Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

3.	Acquisition

On December 30, 2010, we acquired all the outstanding securities of Immunet Corporation, or Immunet, a leading provider of advanced cloud-based anti-malware technologies. This acquisition expands our security solutions portfolio, adding an advanced cloud platform for end-point protection. The acquisition price of $21 million consists of $14.9 million in cash payable at closing, of which $7.7 million was paid in 2010 and $7.2 million was paid in 2011. An additional $2.1 million will be paid on the twelve month anniversary of the acquisition date subject to working capital adjustments. The remaining $4.0 million of the acquisition price is contingent consideration and is expected to be paid within 24 months of the acquisition date to Immunet common shareholders upon achievement of product delivery milestones related to the enterprise version of Immunet’s product.

Under the acquisition method of accounting, the total estimated purchase price was allocated to Immunet’s net tangible assets and liabilities and intangible assets based on their estimated fair values as of December 30, 2010. We recorded the excess of the purchase price over the net tangible assets and liabilities and intangible assets as goodwill. At the acquisition date, the fair value of consideration transferred and contingent consideration was $20.4 million. This was preliminarily allocated to tangible assets of $256,000, liabilities of $233,000, net deferred tax liabilities of $1.6 million, identifiable intangible assets of $6.8 million and goodwill of $15.1 million. The

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill represents factors including expected synergies from combining operations and is not deductible for tax purposes. We incurred transaction costs of $235,000 which have been reflected in general and administrative expenses in the consolidated statements of operations.

At the acquisition date, we recorded a liability of $3.5 million for the estimated fair value of the $4.0 million acquisition-related contingent consideration. This liability was estimated using a probability-weighted discounted cash flow model based on the achievement of the product delivery milestones within the next 18 — 24 months. We used a discount rate based on the yield of a BBB-rated bond as of the acquisition date.

Identifiable intangible assets of $6.8 million consist of $1.8 million of in-process research and development with an indefinite life and $5.0 million of acquired technology with an estimated useful life of 5 years. The in-process research and development represents the extensive research and development activities on the enterprise version of the Immunet product, which will add additional features and functionality that will be available only to enterprise customers. This product is targeted for release in the fourth quarter of 2011. The acquired technology represents Immunet’s cloud-based anti-malware technology designed for use by consumers.

The fair values of the identifiable intangible assets were determined by discounting the estimated cash flows associated with the technology. The estimated cash flows were based on revenue projections, net of capital charges for other tangible and intangible assets that contribute to the projected cash flow of the technology. We used a discount rate that is based on the venture capital borrowing rate for a similar stage company and is reflective of the risk associated with the respective cash flows. We expect net cash inflows from the acquired technology to begin in the first quarter of 2011 and net cash inflows from the in-process research and development to begin in the first quarter of 2012.

As a result of the Immunet acquisition, we recorded a net deferred tax liability of approximately $1.6 million in the preliminary purchase price allocation. This balance is comprised of approximately $2.8 million in deferred tax liabilities resulting primarily from the estimated amortization expense for book purposes of identified intangibles, and approximately $1.2 million in deferred tax assets that relate primarily to federal and state net operating loss carryforwards. The items of the purchase price allocation that are not yet finalized relate primarily to income taxes.

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available that would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation and prior period financial statements will be retroactively adjusted, if material.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

We determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. The following is a summary of available-for-sale investments as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$12,385	$—	$—	$12,385
Corporate debt investments	47,178	38	(23)	47,193
Commercial paper	18,241	2	—	18,243
Government-sponsored enterprise securities	33,032	4	(11)	33,025
Government securities	8,024	5	(3)	8,026

Total investments	118,860	$49	$(37)	118,872

Amounts classified as cash equivalents*	(19,567)			(19,563)

Total available-for-sale investments	$99,293			$99,309

Due in one year or less	$85,048	$44	$(30)	$85,062
Due after one year through five years	14,245	5	(3)	14,247

	$99,293	$49	$(33)	$99,309

*	Does not include cash held in our bank accounts

The following is a summary of available-for-sale investments as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$17,617	$—	$—	$17,617
Corporate debt investments	17,715	15	(17)	17,713
Commercial paper	7,543	2	—	7,545
Government-sponsored enterprise securities	39,218	41	(27)	39,232
Government securities	1,995	8	—	2,003
Certificate of deposit	4,905	—	—	4,905

Total investments	88,993	$66	$(44)	89,015

Amounts classified as cash equivalents*	(18,866)			(18,866)

Total available-for-sale investments	$70,127			$70,149

Due in one year or less	$49,030	$48	$(4)	$49,074
Due after one year through five years	21,097	18	(40)	21,075

	$70,127	$66	$(44)	$70,149

*	Does not include cash held in our bank accounts

The following tables show the gross unrealized losses and fair value of our investments as of December 31, 2010 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt investments	$28,136	$23	$—	$—	$28,136	$23
Government-sponsored enterprise securities	22,709	11	—	—	22,709	11
Government securities	3,524	3	—	—	3,524	3

	$54,369	$37	$—	$—	$54,369	$37

As of December 31, 2010, the net unrealized gain on available-for-sale securities included in accumulated other comprehensive income, net of tax, totaled $7,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of December 31, 2010. There are 22 corporate debt investments, 12 government-sponsored enterprise investments and two government securities with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.

5.	Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. On December 30, 2010, in connection with the acquisition of Immunet, we recorded goodwill of $15.1 million, which was allocated to our one reporting unit.

Also in connection with the acquisition of Immunet, we acquired certain intangible assets of $6.8 million. We allocated $1.8 million to in-process research and development with an indefinite life and $5.0 million to acquired technology with an estimated useful life of 5 years. The in-process research and development will be considered indefinite lived until completion or abandonment of the associated research and development. While it is considered indefinite lived it will be tested for impairment on an annual basis. Once the associated research and development is complete, we will determine the useful life of the assets and amortize the in-process research and development over that time period on a straight-line basis.

Intangible assets consist of the following (in thousands):

		As of December 31, 2010
			Accumulated
	Useful Life	Gross	Amortization	Net

Acquired technology	5 years	$5,039	$—	$5,039
In-process research and development	Indefinite	1,791	—	1,791

Total intangible assets		$6,830	$—	$6,830

There was no amortization expense for the year ended December 31, 2010. Amortization expense for the years ended December 31, 2009 and 2008 was $116,000 and $127,000, respectively. Estimated future amortization expense of acquired intangible assets with finite lives for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $1.0 million for each year.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The provisions for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$2,286	$—	$—
State	594	204	46
Foreign	589	118	315
Deferred:
Federal	2,114	3,404	(1,627)
State	345	(139)	(256)
Foreign	(84)	9	(42)

Total provision for (benefit from) income taxes before valuation allowance	5,844	3,596	(1,564)
Change in valuation allowance	(11,665)	(3,265)	1,883

Total (benefit from) provision for income taxes	$(5,821)	$331	$319

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2010	2009

Deferred tax assets:
Net operating loss carry-forward	$1,234	$4,053
Accrued expenses	267	215
Deferred rent	300	82
Deferred revenue	2,986	1,869
Allowance for doubtful accounts	166	298
Stock-based compensation	3,684	3,181
In-process research and development	925	982
Property and equipment	133	303
Other	1,570	1,406

Total deferred tax assets	11,265	12,389

Deferred tax liabilities:
Prepaid expenses	(760)	(661)
Intangible assets	(2,783)	—
Other	(5)	—

Total deferred tax liabilities	(3,548)	(661)

Net future income tax benefit	7,717	11,728
Valuation allowance for deferred tax assets	—	(11,665)

Net deferred tax assets	$7,717	$63

Our effective tax rate for the year ended December 31, 2010 resulted in a benefit of 41.1%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our U.S. deferred tax assets, state income taxes and foreign income taxed at different rates. The benefit for income taxes for the year ended December 31, 2010 consisted of a $6.3 million U.S. income tax benefit, partially offset by $505,000 of foreign income tax expense. The U.S. income tax benefit is primarily related to the release of the valuation allowance recorded against our deferred tax assets in the U.S.

As of December 31, 2009, we had a full valuation allowance against our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and temporary differences associated with deferred revenue and stock-based compensation. Based upon our operating results over recent years and through June 30, 2010, as well as an assessment of our expected future results of operations, during the second quarter of 2010 we determined that it had become more likely than not that we will ultimately realize the tax benefits of our deferred tax assets in the U.S. As a result, during the second quarter, we released $7.6 million of our valuation allowance, which was recorded as a one-time tax benefit. Our benefit from income taxes for the year ended December 31, 2010 also includes a $4.1 million tax benefit from the release of the valuation allowance attributable to deferred tax assets primarily associated with our net operating loss carryforwards which we utilized during the year.

Our provision for income taxes for the year ended December 31, 2009 was $331,000, which resulted in an annual effective tax rate of 4%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on certain deferred tax assets due to the utilization of net operating loss carryforwards that had been fully reserved for, state income taxes and foreign income taxed at different rates. The provision for income taxes for the year ended December 31, 2009 consisted of $204,000 of U.S. income tax expense and $127,000 of foreign income tax expense. Our effective tax rate for the year ended December 31, 2008 resulted in a benefit of 6%. Our annual effective tax rate for the year ended December 31, 2008 differed from the U.S. federal statutory rate of 34% primarily due to the increase of the valuation allowance on certain deferred tax assets, state income taxes and the foreign income taxed at different rates. The provision for income taxes for the year ended December 31, 2008, consisted of approximately $46,000 of U.S. income tax expense and approximately $273,000 of foreign income tax expense.

Cumulative undistributed earnings of our foreign operations aggregated approximately $149,000 as of December 31, 2010. Deferred income taxes were not provided on these undistributed earnings because such undistributed earnings are expected to be indefinitely reinvested outside of the United States.

At December 31, 2010, we had federal net operating loss carry-forwards of approximately $2.8 million related to our acquisition of Immunet that will begin to expire in 2028. The utilization of the federal net operating loss carry-forwards is subject to Internal Revenue Code Section 382 as a result of certain ownership changes, including the issuance of equity securities. At December 31, 2010, we had state net operating loss carry-forwards that will begin to expire in 2022. The utilization of state net operating loss carry-forwards will be limited in a manner similar to the federal net operating loss carry-forwards and are subject to state apportionment when utilized. We expect that we will be able to fully utilize the federal and state net operating losses prior to their expiration. As a result, we have not recorded a valuation allowance against the deferred tax assets attributable to the net operating losses.

At December 31, 2010, we had $33.8 million in cumulative tax deductions on stock option exercises and restricted stock vesting, the benefit of which will be recorded to paid-in-capital when realized. Since we were able to reduce our actual cash taxes for U.S. state and foreign jurisdictions as a result of the tax deductions, the realization of $2.9 million of tax savings was recognized as a benefit to additional paid-in capital for the year ended December 31, 2010.

We have analyzed our current tax return compliance positions and have determined that no uncertain tax positions have been taken that require recognition. Accordingly, we have omitted the tabular summary analysis.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the reported provision for income taxes to the amount that would result by applying the U.S. federal statutory rate to the net income (loss) for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Tax benefit at U.S. statutory rate of 34%	$4,827	$3,151	$(1,883)
Effect of permanent differences	27	66	138
State income taxes, net of federal benefit	737	43	(157)
Foreign taxes and rate differentials	541	96	45
Other	(288)	240	293
Effect of change in valuation allowance for deferred tax assets	(11,665)	(3,265)	1,883

Total	$(5,821)	$331	$319

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes the tax years in our major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2010. Due to NOL carry-forwards, in some cases, the tax years continue to remain subject to examination with respect to such NOLs:

Years Subject to
Tax Jurisdiction	Income Tax Examination

U.S. federal	2002 — Present
Maryland	2002 — Present
United Kingdom	2007 — Present

7.	Stock-Based Compensation

In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2009, we had reserved an aggregate of 5,164,850 shares of common stock for issuance under the 2007 Plan. On January 1, 2010, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2009, or 1,084,682 shares. Therefore, as of December 31, 2010, we have reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.

The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of our Board of Directors. The vesting period for awards under the plans is generally between three and five years. Options granted prior to March 2010 have a maximum term of ten years, and options granted beginning March 2010 have a maximum term of seven years. The exercise price of stock option awards is equal to at least the fair value of the common stock on the date of grant. The fair value of our common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Select Market on the date of grant.

Valuation of Stock-Based Compensation

We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the ESPP. For a prior option award that contained a market condition relating to our stock price achieving specified levels, we used a Lattice option pricing model. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimately vest and the number of options that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.

The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2002 Plan and the 2007 Plan and ESPP grants.

	Year Ended December 31,
	2010	2009	2008

Stock Options:
Average risk-free interest rate	2.2%	2.6%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5.28	6.25	6.25
Expected volatility	61.5%	63.5%	63.7%
Weighted-average fair value per grant	$12.94	$9.69	$4.14
Employee stock purchase plan:
Average risk-free interest rate	0.2%	0.2%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	0.5	0.5	0.38
Expected volatility	56.3%	67.1%	62.1%
Weighted-average fair value per purchase	$6.13	$4.71	$1.71

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

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008

Product cost of revenue	$186	$84	$39
Services cost of revenue	366	171	104

Stock-based compensation expense included in cost of revenue	552	255	143

Research and development	1,418	995	735
Sales and marketing	3,589	1,921	1,390
General and administrative	3,790	3,000	2,218

Stock-based compensation expense included in operating expenses	8,797	5,916	4,343

Total stock-based compensation expense	$9,349	$6,171	$4,486

Stock Options

The following table summarizes stock option activity under the 2002 Plan and the 2007 Plan for the year ended December 31, 2010 (in thousands, except share and per share data):

				Weighted
				Average
			Weighted-	Remaining	Aggregate
	Number of	Range of	Average	Contractual	Intrinsic
	Shares	Exercise Prices	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,542,038	$0.24 to 23.31	$7.75		$5,878
Granted	550,025	18.48 to 28.90	23.69
Exercised	(768,619)	0.24 to 22.00	5.39
Forfeited	(97,995)	5.26 to 27.09	16.77

Outstanding at December 31, 2010	2,225,449	$0.24 to 28.90	$12.11	7.01	$31,042

Vested and exercisable at December 31, 2010	1,072,364	$0.24 to 27.09	$7.15	6.29	$20,147

Vested and expected to vest at December 31, 2010	2,098,392		$11.58	6.98	$30,337

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
	Number of	Average	Contractual	Number of	Average
Range of Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices

$0.24 to 6.77	1,084,518	$5.35	6.53	748,697	$4.80
$7.10 to 22.27	808,106	15.52	7.33	302,641	11.76
$23.31 to 28.90	332,825	25.87	7.59	21,026	24.22

	2,225,449	$12.11	6.98	1,072,364	$7.15

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of all options exercised during the years ended December 31, 2010, 2009 and 2008 was $14.8 million, $13.6 million and $4.3 million, respectively.

Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $3.9 million, $3.1 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2009, stock-based compensation expense included $193,000 related to the accelerated vesting of stock options granted to our CEO due to our stock achieving specified price levels. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of December 31, 2010 was $8.2 million, which will be recognized over a weighted average period of 2.58 years.

Restricted Stock Awards

The following table summarizes the unvested restricted stock award activity during the year ended December 31, 2010:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value

Unvested at December 31, 2009	435,222	$7.85
Granted	30,109	18.27
Vested	(203,137)	8.46
Forfeited	(7,496)	8.07

Unvested at December 31, 2010	254,698	$8.59

Restricted stock awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. Holders of restricted stock awards have the right to vote such shares and receive dividends. The restricted stock awards are considered issued and outstanding at the date the award is granted. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock awards generally lapse over a period of 12 to 60 months.

The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock awards for the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $1.9 million and $2.0 million, respectively.

As of December 31, 2010, there was $1.1 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 1.04 years.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity during the year ended December 31, 2010:

		Weighted-Average
		Grant Date
	Number of Shares	Fair Value

Unvested at December 31, 2009	604,400	$10.91
Granted	449,650	23.58
Vested	(152,672)	10.93
Forfeited	(18,375)	16.85

Unvested at December 31, 2010	883,003	$17.23

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

The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the year ended December 31, 2010 and 2009 was $3.2 million and $1.0 million, respectively. No restricted stock units were granted in 2008.

As of December 31, 2010, there was $9.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.89 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2010, 2009 and 2008, an aggregate of 75,103, 82,955 and 80,201 shares, respectively, were purchased under the ESPP for a total of $1.2 million, $554,000 and $391,000, respectively. For the years ended December 31, 2010, 2009 and 2008, we recognized $445,000, $250,000 and $168,000, respectively, of compensation expense related to the ESPP.

8.	Shares Reserved for Future Issuance

As of December 31, 2010, we had reserved shares of common stock for issuance as follows:

Options to purchase common stock	2,225,449
Employee stock purchase plan	761,741
Equity-based awards available for grant under the 2007 Plan	2,163,603

5,150,793

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income (Loss) Per Share

The calculation of basic and diluted net income (loss) per share for the years ended December 31, 2010, 2009 and 2008 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2010	2009	2008

Numerator:
Net income (loss)	$19,977	$8,878	$(6,071)

Denominator:
Weighted-average shares outstanding — basic	27,670,356	26,458,273	25,379,791
Dilutive effect of employee stock plans	1,225,890	1,528,842	—

Weighted-average shares outstanding — diluted	28,896,246	27,987,115	25,379,791

Net income (loss) per share:
Basic	$0.72	$0.34	$(0.24)
Diluted	0.69	0.32	(0.24)

The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2009	2008

Options to purchase common stock	558,285	726,593	3,220,227
Restricted stock units	45,954	38,146	—

Total	604,239	764,739	3,220,227

10.	Leases

We lease office space and office equipment under capital and non-cancelable operating lease agreements. Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2010 (in thousands):

2011	$1,652
2012	1,169
2013	1,110
2014	898
2015	363

$5,192

Rent expense totaled $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurement

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

The following table presents our financial assets and liabilities that were accounted for at fair value as of December 31, 2010 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3

Assets:
Money market funds	$12,385	$12,385	$—	$—
Corporate debt investments	47,193	—	47,193	—
Commercial paper	18,243	—	18,243	—
Government-sponsored enterprise securities	33,025	—	33,025	—
Government securities	8,026	4,012	4,014	—

Total	$118,872	$16,397	$102,475	$—

Liabilities:
Acquisition-related contingent consideration	$3,546	$—	$—	$3,546

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect our own assumptions. There were no Level 3 liabilities at December 31, 2009.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. For the year ended December 31, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Business and Geographic Segment Information

We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$97,815	$79,719	$57,547
All foreign countries	32,757	23,746	18,126

Consolidated total	$130,572	$103,465	$75,673

Long-lived assets by geographic area as of December 31, 2010 and 2009 were as follows (in thousands):

	As of
	December 31,
	2010	2009

United States	$8,998	$7,171
All foreign countries	237	276

Consolidated total	$9,235	$7,447

13.	Defined Contribution Retirement Plan

We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 75% of an employee’s salary but not exceeding the Federal limit of $16,500, subject to certain annual limitations. Since January 1, 2009, we have matched 10% of each employee’s contribution up to the first 6% of the employee’s salary. Our matching contributions for the year ended December 31, 2010 and 2009 totaled $102,000 and $88,000, respectively. During 2008, we did not make matching contributions.

14.	Commitments and Contingencies

We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2010, we had total purchase commitments for inventory of approximately $13.6 million due within the next 12 months.

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

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Allowance for Doubtful Accounts and Sales Return Allowance

The following table summarizes our allowance for doubtful accounts and sales return allowance for the periods indicated (in thousands):

	Balance at	Charged to	Write-Offs	Balance
	Beginning	Revenue	Net of	at End of
	of Year	and Expenses	Recoveries	Year

Year ended December 31, 2008	$160	$379	$(1)	$538
Year ended December 31, 2009	538	709	(90)	1,157
Year ended December 31, 2010	1,157	741	(807)	1,091

16.	Summarized Quarterly Consolidated Financial Information

The following table sets forth certain unaudited quarterly financial data for fiscal 2010 and 2009. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2010	2010	2010 *	2010	2009	2009	2009	2009
	(Unaudited)
	(In thousands, except share data)

Total revenue	$37,969	$36,164	$30,608	$25,831	$35,271	$27,423	$22,171	$18,600
Gross profit	30,109	28,701	24,304	20,630	28,542	21,356	17,096	14,451
Income (loss) from operations	4,963	5,002	2,983	1,083	6,665	2,546	450	(1,403)
Net income (loss)	4,404	4,215	10,548	810	6,665	2,697	633	(1,117)
Net income (loss) per share — basic	$0.16	$0.15	$0.38	$0.03	$0.25	$0.10	$0.02	$(0.04)
Net income (loss) per share — diluted	$0.15	$0.15	$0.37	$0.03	$0.23	$0.09	$0.02	$(0.04)

*	Net income for the three months ended June 30, 2010 includes a $7.6 million tax benefit related the release of the valuation allowance recorded against our deferred tax assets in the U.S.

Exhibit Index

		Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-K

2.1	Agreement and Plan of Merger, dated December 29, 2010, by and among Sourcefire, Inc., Cloud Acquisition Corporation, Immunet Corporation and certain Shareholders of Immunet Corporation. Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.					X
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	Rights Agreement, dated as of October 30, 2008, by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
10.1	2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006
10.2	2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007
10.3	Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1/A	333-138199	4.4	10/25/2006
10.4	Form of Notice and Stock Option Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007
10.5	Form of Notice and Restricted Stock Purchase Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007
10.6	Form of Notice and Restricted Stock Purchase Award Agreement for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007
10.7	Form of Notice and Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan	10-K	1-33350	10.8	3/16/2009
10.8	Amended Form of Notice and Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan, effective March 7, 2011					X
10.9	Amended and Restated 2007 Employee Stock Purchase Plan	10-Q	1-33350	10.1	11/5/2009
10.10	Executive Annual Incentive Plan	10-Q	1-33350	10.2	5/5/2008
10.11	Executive Retention Plan	10-Q	1-33350	10.3	5/5/2008
10.12	Amendment No. 1 to Executive Retention Plan	10-K	1-33350	10.12	3/12/2010
10.13	Executive Change in Control Severance Plan	10-Q	1-33350	10.4	5/5/2008
10.14	Employment Agreement with John C. Burris	10-Q	1-33350	10.1	8/5/2008
10.15	Participation Agreement with Thomas M. McDonough under the Executive Retention Plan	10-Q	1-33350	10.1	11/10/2008
10.16	Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan	10-Q	1-33350	10.2	11/10/2008
10.17	Employment Agreement with Douglas W. McNitt	10-Q	1-33350	10.1	11/7/2007

			Incorporation by Reference
Exhibit				File			Filed with
Number		Exhibit Description	Form	Number	Exhibit	File Date	this 10-K

10.18		Form of Indemnification Agreement with Officers and Directors	S-1/A	333-138199	10.18	3/1/2007
10.19		Non-Employee Director Compensation Policy, as amended effective May 20, 2010	10-Q	1-33350	10.1	8/5/2010
10	.20*	Manufacturing Services and Supply Agreement by and between Patriot Technologies, Inc. and Sourcefire, Inc., dated December 12, 2005, as amended on August 4, 2006	S-1/A	333-138199	10.12	2/23/2007
10.21		Addendum No. 2 to Manufacturing Services and Supply Agreement by and between Patriot Technologies, Inc. and Sourcefire, Inc., dated December 7, 2009	10-K	1-33350	10.21	3/12/2010
10.22		Manufacturing and Supply Agreement by and between Sourcefire, Inc. and Premio, Inc. dated March 10, 2010.	10-K	1-33350	10.22	3/12/2010
10.23		Amended and Restated Original Equipment Manufacturer Agreement entered into as of May 10, 2010 between Netronome Systems Inc. and Sourcefire, Inc.	10-Q	1-33350	10.2	8/5/2010
10	.24*	License Agreement for Commercial Use of MySQL Software by and between MySQL Inc. and Sourcefire, Inc., dated June 13, 2005, as amended on December 29, 2006	S-1/A	333-138199	10.15	3/6/2007
10	.25*	Amendment No. 2 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.	10-Q	1-33350	10.2	11/5/2009
10	.26*	Amendment No. 3 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.	10-Q	1-33350	10.3	11/5/2009
10.27		Government Reseller Agreement, dated October 8, 2002, by and between immixTechnology and Sourcefire, Inc., as amended	10-Q	1-33350	10.1	11/4/2010
10	.28*	Channel Representation Services Addendum, dated October 7, 2009, to Government Reseller Agreement, dated October 8, 2002, as amended, by and between immixTechnology and Sourcefire, Inc.	10-Q	1-33350	10.2	11/4/2010
21.1		List of Subsidiaries					X
23.1		Consent of Ernst & Young LLP					X
24.1		Power of Attorney (included on the signature page hereof)					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.