Form 10-Q
period 2011-03-31
SOURCEFIRE INC
filed 2011-05-06
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 29, 2011, there were 28,434,221 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,271	$54,410
Short-term investments	84,838	85,062
Accounts receivable, net of allowances of $1,041 as of March 31, 2011 and $1,091 as of December 31, 2010	27,392	37,250
Inventory	4,346	5,235
Deferred tax assets	6,508	4,161
Prepaid expenses and other current assets	4,022	3,793

Total current assets	181,377	189,911
Property and equipment, net	9,485	9,235
Goodwill	15,135	15,135
Intangible assets, net	6,578	6,830
Investments	13,687	14,247
Deferred tax assets, non-current	3,561	3,556
Other assets	3,596	2,160

Total assets	$233,419	$241,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,041	$3,893
Accrued compensation and related expenses	5,985	6,209
Other accrued expenses	4,229	4,823
Current portion of deferred revenue	36,787	38,708
Other current liabilities	6,566	13,518

Total current liabilities	55,608	67,151
Deferred revenue, less current portion	7,284	7,714
Other long-term liabilities	128	125

Total liabilities	$63,020	$74,990

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 28,428,021 and 28,136,058 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	28	27
Additional paid-in capital	191,657	187,789
Accumulated deficit	(21,279)	(21,739)
Accumulated other comprehensive income (loss)	(7)	7

Total stockholders’ equity	170,399	166,084

Total liabilities and stockholders’ equity	$233,419	$241,074

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Products	$15,798	$14,338
Technical support and professional services	14,984	11,493

Total revenue	30,782	25,831

Cost of revenue:
Products	4,735	3,796
Technical support and professional services	1,862	1,405

Total cost of revenue	6,597	5,201

Gross profit	24,185	20,630
Operating expenses:
Research and development	6,962	3,795
Sales and marketing	14,078	10,619
General and administrative	4,673	4,319
Depreciation and amortization	965	814

Total operating expenses	26,678	19,547

Income (loss) from operations	(2,493)	1,083
Other income (loss), net:
Interest and investment income	113	118
Interest expense	(118)	(9)
Other expense	(1)	(109)

Total other income (loss), net	(6)	—

Income (loss) before income taxes	(2,499)	1,083
Provision for (benefit from) income taxes	(2,959)	273

Net income	$460	$810

Net income per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Weighted average shares outstanding used in computing per share amounts:
Basic	28,235,751	27,220,667

Diluted	29,179,309	29,060,559

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2011	28,136,058	$27	$187,789	$(21,739)	$7	$166,084
Exercise of common stock options	164,471	1	1,319	—	—	1,320
Issuance of restricted common stock	129,179	—	—	—	—	—
Cancellation of restricted common stock	(1,687)	—	—	—	—	—
Stock-based compensation expense	—	—	3,183	—	—	3,183
Excess tax benefits relating to share-based payments	—	—	(634)	—	—	(634)
Comprehensive income:
Net income for the three months ended March 31, 2011.	—	—	—	460	—	460
Change in unrealized loss on investments, net of tax	—	—	—	—	(14)	(14)

Total comprehensive income						446

Balance as of March 31, 2011	28,428,021	$28	$191,657	$(21,279)	$(7)	$170,399

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$460	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,266	866
Non-cash stock-based compensation	3,183	1,926
Excess tax benefits related to share-based payments	634	(213)
Amortization of premium on investments	471	285
Loss on disposal of assets	9	22
Deferred taxes	(2,972)	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,858	7,217
Inventory	889	(325)
Prepaid expenses and other assets	(1,665)	657
Accounts payable	(1,852)	(1,345)
Accrued expenses	(819)	(1,327)
Deferred revenue	(2,351)	2,074
Other liabilities	147	340

Net cash provided by operating activities	7,258	10,987

Investing activities
Purchase of property and equipment	(1,273)	(1,185)
Acquisition-related payments	(7,093)	—
Purchase of investments	(47,077)	(30,499)
Proceeds from maturities of investments	47,365	24,200

Net cash used in investing activities	(8,078)	(7,484)

Financing activities
Repayments of capital lease obligations	(5)	(2)
Proceeds from employee stock-based plans	1,320	1,237
Excess tax benefits related to share-based payments	(634)	213

Net cash provided by financing activities	681	1,448

Net increase (decrease) in cash and cash equivalents	(139)	4,951
Cash and cash equivalents at beginning of period	54,410	53,071

Cash and cash equivalents at end of period	$54,271	$58,022

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
     In addition to our commercial and open source network security products, we offer a variety of services to help our customers install and support our solutions. Available services include Technical Support, Professional Services, Education & Certification, Vulnerability Research Team, or VRT, and Snort rule subscriptions.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.
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
     Allowance for Doubtful Accounts and Sales Return Allowance
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $404,000 and $429,000, respectively.
     We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of March 31, 2011 and December 31, 2010, the sales return allowance was $637,000 and $662,000, respectively.
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

     Inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2011	2010
Finished goods	$2,185	$3,151
Evaluation units	949	828
Advance replacement units	1,212	1,256

Total	$4,346	$5,235

     Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory as a result of the introduction of new products, are recorded as a component of cost of revenues and amounted to approximately $713,000 and $43,000 for the three months ended March 31, 2011 and 2010, respectively.
     Business Combinations
     We recognize all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change. All subsequent changes to a valuation allowance or uncertain tax position relating to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense.
     Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.
     Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate a potential impairment. If it is determined that an impairment has occurred, we will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
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
Revenue Recognition
     We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.

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
     In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple-element revenue arrangements to:
(i)	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement consideration should be allocated to the separate elements;

(ii)	require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or BESP, if neither VSOE or TPE is available; and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration based on the relative selling price of each element within the arrangment.
     We adopted this accounting guidance on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010.
     The majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance.
     Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.
     For stand-alone software sales after December 31, 2010 and for all transactions entered into prior to the first quarter of 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.
     For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.
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
     For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use BESP as our selling price. For our support and services, we generally use VSOE as our selling price.
     We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.
     When we are unable to establish the selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, gross margin objectives, pricing practices, customer classes and geographies and distribution channels.
     We anticipate that for certain arrangements we will be able to account for more transaction consideration upon delivery than allowed under the prior guidance, primarily due to more deliverables being accounted for as separate units of accounting and the elimination of the use of the residual method and a requirement to allocate arrangement consideration using a selling price hierarchy.
     An estimate of the revenue that would have been reported if we had applied the new guidance for multiple deliverable arrangements for non-software deliverables for the quarter ended March 31, 2010 is $26.3 million compared to the $25.8 million of revenue recognized under the industry specific software revenue recognition rules.
     We record taxes collected on revenue-producing activities on a net basis.
     For the three months ended March 31, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 11% and 16%, respectively, of total revenue. For the three months ended March 31, 2010, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 12% and 10%, respectively, of total revenue.
     As of March 31, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 15% and 14%, respectively, of our accounts receivable. As of December 31, 2010, two customers, a reseller of our products and a distributor of our products to the U.S. government, accounted for 14% and 10%, respectively, of our accounts receivable.
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
     We assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carryforwards, and temporary differences associated with stock-based compensation expense, deferred revenue and research and experimentation tax credit carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
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
     3. Acquisition
     On December 30, 2010, we acquired all the outstanding securities of Immunet Corporation, or Immunet, a leading provider of advanced cloud-based anti-malware technologies. This acquisition expands our security solutions portfolio, adding an advanced cloud platform for end-point protection. The acquisition price of $21 million consists of $14.9 million in cash payable at closing, of which $7.7 million was paid in 2010 and $7.2 million was paid in the first quarter of 2011. An additional $2.1 million will be paid on the twelve month anniversary of the acquisition date subject to working capital adjustments. The remaining $4.0 million of the acquisition price is contingent consideration and is expected to be paid within 24 months of the acquisition date to Immunet common shareholders upon achievement of product delivery milestones related to the enterprise version of Immunet’s product.
     Under the acquisition method of accounting, the total estimated purchase price was allocated to Immunet’s net tangible assets and liabilities and intangible assets based on their estimated fair values as of December 30, 2010. We recorded the excess of the purchase price over the net tangible assets and liabilities and intangible assets as goodwill. At the acquisition date, the fair value of consideration transferred and contingent consideration was $20.4 million. This was preliminarily allocated to tangible assets of $256,000, liabilities of $233,000, net deferred tax liabilities of $1.6 million, identifiable intangible assets of $6.8 million and goodwill of $15.1 million. The goodwill represents factors including expected synergies from combining operations and is not deductible for tax purposes. The items of the purchase price allocation that are not yet finalized relate primarily to income taxes.
     Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available that would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation and prior period financial statements will be retroactively adjusted, if material.
4. Investments
     The following is a summary of available-for-sale investments as of March 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$6,899	$—	$—	$6,899
Corporate debt investments	51,199	31	(34)	51,196
Asset-backed securities	723	—	—	723
Commercial paper	25,936	5	—	25,941
Government-sponsored enterprises	27,570	5	(19)	27,556
Government securities	5,795	2	—	5,797
CD	1,200	—	—	1,200

Total investments	119,322	$43	$(53)	119,312

Amounts classified as cash equivalents*	(20,787)			(20,787)

Total available-for-sale investments	$98,535			$98,525

Due in one year or less	$84,822	$42	$(26)	$84,838
Due after one year through five years	13,713	1	(27)	13,687

	$98,535	$43	$(53)	$98,525

*	Does not include cash held in our bank accounts

     The following is a summary of available-for-sale investments as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$12,385	$—	$—	$12,385
Corporate debt investments	47,178	38	(23)	47,193
Commercial paper	18,241	2	—	18,243
Government-sponsored enterprise securities	33,032	4	(11)	33,025
Government securities	8,024	5	(3)	8,026

Total investments	118,860	$49	$(37)	118,872

Amounts classified as cash equivalents*	(19,567)			(19,563)

Total available-for-sale investments	$99,293			$99,309

Due in one year or less	$85,048	$44	$(30)	$85,062
Due after one year through five years	14,245	5	(3)	14,247

	$99,293	$49	$(33)	$99,309

*	Does not include cash held in our bank accounts
     The following tables show the gross unrealized losses and fair value of our investments as of March 31, 2011 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$29,387	$34	$—	$—	$29,387	$34
Government-sponsored enterprises	12,233	19	—	—	12,233	19

Total	$41,620	$53	$—	$—	$41,620	$53

     As of March 31, 2011, the unrealized holding loss, net of tax on available-for-sale securities included in accumulated other comprehensive loss totaled $7,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of March 31, 2011. There are 23 corporate debt investments and 11 government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
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

     Intangible assets consist of the following (in thousands):

		As of March 31, 2011
	Useful		Accumulated
	Life	Gross	Amortization	Net
Acquired technology	5 years	$5,039	$(252)	$4,787
In-process research and development	Indefinite	1,791	—	1,791

Total intangible assets		$6,830	$—	$6,578

     Amortization expense for the three months ended March 31, 2011 was $252,000 and is recorded as a component of product cost of revenue. There was no amortization expense for the three months ended March 31, 2010.
4. Income Taxes
     Our effective tax rate for the three months ended March 31, 2011 is a benefit of 118.4%, compared to an expense of 25.2% in the prior-year period. Our benefit from income taxes is based on an estimated annual effective tax rate for 2011 of 38.4% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the three months ended March 31, 2011. Our estimated annual effective tax rate includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits projected for 2011. Our provision for income taxes for the three months ended March 31, 2010 is based on an estimated annual effective tax rate for 2010 of 25.2%, which includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, offset by a release of the valuation allowance attributable to deferred tax assets associated with our net operating losses.
     During the three months ended March 31, 2011, we established a liability for unrecognized income tax benefits of $250,000 for tax positions recognized in the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $250,000 as of March 31, 2011.
5. Stock-Based Compensation
     In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2010, we had reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. On January 1, 2011, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2010, or 1,125,442 shares. Therefore, as of March 31, 2011, we have reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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

	Three Months Ended
	March 31,
	2011	2010
Stock options:
Average risk-free interest rate	2.1%	2.7%
Expected dividend yield	—%	—%
Expected life (years)	4.75	6.06
Expected volatility	62.3%	61.4%
Weighted-average fair value at grant date	$13.72	$14.22
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

     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Product cost of revenue	$59	$31
Services cost of revenue	110	71

Stock-based compensation expense included in cost of revenue	169	102

Research and development	697	318
Sales and marketing	1,324	666
General and administrative	993	840

Stock-based compensation expense included in operating expenses	3,014	1,824

Total stock-based compensation expense	$3,183	$1,926

Stock Options
     The following table summarizes stock option activity under the plans for the three months ended March 31, 2011 (in thousands, except share and per share data):

				Weighted
			Weighted-	Average	Aggregate
	Number of	Range of	Average	Remaining	Intrinsic
	Shares	Exercise Prices	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2010	2,225,449	$0.24 to 28.90	$12.11		$
Granted	552,800	25.58 to 26.82	26.03
Exercised	(164,471)	0.24 to 23.31	7.40
Forfeited	(40,040)	5.71 to 22.27	18.71

Outstanding at March 31, 2011	2,573,738	$0.24 to 28.90	$15.30	6.72	$31,483

Vested and exercisable at March 31, 2011	1,063,791	$0.24 to 27.09	$8.33	6.09	$20,401

Vested and expected to vest at March 31, 2011	2,327,044		$14.53	6.67	$30,252

The following table summarizes information about stock options outstanding as of March 31, 2011:

	Options Outstanding
			Weighted-	Options Exercisable
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$0.24 to 6.77	966,528	$5.40	6.33	685,171	$4.93
$7.10 to 22.27	727,053	15.51	6.89	331,500	12.97
$23.31 to 26.16	655,332	25.50	7.03	26,226	23.67
$26.82 to 28.90	224,825	27.41	6.89	20,894	27.01

	2,573,738	$15.30	6.72	1,063,791	$8.33

     The aggregate intrinsic value of all options exercised during the three months ended March 31, 2011 and 2010 was $3.1 million and $5.3 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.2 million and $892,000 for the three months ended March 31, 2011 and 2010, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of March 31, 2011 was $12.7 million, which is expected to be recognized over a weighted average period of 2.91 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the three months ended March 31, 2011:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	254,698	$8.59
Granted	808	25.33
Vested	(70,300)	6.82
Forfeited	(2,057)	7.84

Unvested at March 31, 2011	183,149	$9.31

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
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $415,000 and $448,000 for the three months ended March 31, 2011 and 2010, respectively.
     As of March 31, 2011, there was $708,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 1.02 years.
Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the three months ended March 31, 2011:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	883,003	$17.23
Granted	259,400	25.87
Vested	(128,371)	14.13
Forfeited	(21,600)	20.96

Unvested at March 31, 2011	992,432	$19.81

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
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $1.4 million and $485,000 for the three months ended March 31, 2011 and 2010, respectively.
     As of March 31, 2011, there was $12.4 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.28 years.

     Employee Stock Purchase Plan
     The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. There were no shares purchased during the three months ended March 31, 2011 and 2010. The total compensation expense related to the ESPP for the three months ended March 31, 2011 and 2010 was $154,000 and $102,000, respectively.
6. Net Income Per Share
     The calculation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$460	$810

Denominator:
Weighted-average shares outstanding — basic	28,235,751	27,220,667
Dilutive effect of employee stock plans	943,558	1,839,892

Weighted-average shares — diluted	29,179,309	29,060,559

Net income per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
Options to purchase common stock	913,938	381,979
Restricted stock units	72,722	—

	986,660	381,979

7. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$460	$810
Comprehensive income:
Change in unrealized loss on investments, net of tax	(14)	(26)

Total comprehensive income	$446	$784

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
     The following table presents our financial assets and liabilities that were accounted for at fair value as of March 31, 2011 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,899	$6,899	$—	$—
Corporate debt investments	51,196	—	51,196	—
Asset-backed securities	723	—	723	—
Commercial paper	25,941	—	25,941	—
Government-sponsored enterprise securities	27,556	—	27,556	—
Government securities	5,797	3,008	2,789	—
CD	1,200	—	1,200	—

Total	$119,312	$9,907	$109,405	$—

Liabilities:
Acquisition-related contingent consideration	$3,659	$—	$—	$3,659

     We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect our own assumptions. During the period ended March 31, 2011, we recognized a $114,000 increase in the fair value of the acquisition-related contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value if and when they are considered to be impaired. For the three months ended March 31, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
9. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
United States	$22,397	$18,306
All foreign countries	8,385	7,525

Total	$30,782	$25,831

10. Commitments and Contingencies
     We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of March 31, 2011, we had total purchase commitments for inventory of approximately $11.9 million due within the next 12 months.
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 and 2010.

•	Non-GAAP Financial Measures. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2011 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
     Key Financial Metrics and Trends
     During the first quarter of 2011, we continued to see strong sales to U.S. commercial and international customers. Our revenues from U.S. commercial customers increased by 33% for the three months ended March 31, 2011 as compared to the prior-year period. Similarly, our revenues from international customers increased by 11% for the three months ended March 31, 2011 as compared to the prior-year period. We expect to continue to see growth in our U.S. commercial and international business throughout 2011, although our ability to achieve this expected growth and the rate of any growth is subject to numerous factors as discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Our revenues from U.S. federal and state government agencies increased by 1% for the three months ended March 31, 2011 as compared to the prior-year period. Our sales to U.S. federal government agencies were negatively affected by reduced federal spending levels in the first quarter of 2011. For 2011, we anticipate that federal spending, including spending on cybersecurity, will decline as compared to 2010 spending. As a result, we expect a material decrease in our revenue from U.S. federal and state government agencies for the year ended December 31, 2011 as compared to the prior year. We further expect that the decrease in federal revenue will result in a decline in our overall revenue growth rate, although we continue to expect positive overall revenue growth as a result of strength in our U.S. commercial and international business.
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
     We sell our network security solutions globally. However, 73% and 71% of our revenue for the three months ended March 31, 2011 and 2010, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 79% and 68% of total product revenue for the three months ended March 31, 2011 and 2010, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2011.

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
     Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, amortization of acquired intangible assets, supplies, warranty, shipping and handling costs, expense for inventory excess and obsolescence and depreciation in the instances where we lease our network security solutions to our customers. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future.
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
     Operating Expenses
     Research and Development. Research and development expenses consist primarily of salaries, incentive compensation and allocated overhead costs for our engineers; stock-based compensation expense; retention obligations related to our hiring of former Immunet employees; costs for professional services to design, test and certify our products; and costs associated with data used by us in our product development.

     We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars and increase significantly as a percentage of revenue for the year ending December 31, 2011.
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
     Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $3.2 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2011	2010	$	%
Products	$15,798	$14,338	$1,460	10%
Percentage of total revenue	51%	56%
Technical support and professional services	14,984	11,493	3,491	30%
Percentage of total revenue	49%	44%

Total revenue	$30,782	$25,831	$4,951	19%

     The increase in our product revenue for the three months ended March 31, 2011, as compared to the prior-year period, was primarily due to the product mix favoring our higher priced sensor products. For the three months ended March 31, 2011, sensor product revenue increased $2.5 million over the prior-year period, partially offset by a decrease of $1.0 million in software license revenue.
     The increase in our services revenue for the three months ended March 31, 2011, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended
	March 31,		Variance
	2011	2010	$	%
Products	$4,735	$3,796	$939	25%
Percentage of total revenue	15%	15%
Technical support and professional services	1,862	1,405	457	33%
Percentage of total revenue	6%	5%

Total cost of revenue	$6,597	$5,201	$1,396	27%

Percentage of total revenue	21%	20%
     The increase in our product cost of revenue for the three months ended March 31, 2011, as compared to the prior-year period, was primarily due to an increase in inventory write-downs related to excess and obsolete inventory as a result of the introduction of new products and the amortization of acquired technology intangible assets.
     The increase in our services cost of revenue for the three months ended March 31, 2011, as compared to the prior-year period, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, provide professional services to our customers and increased hardware service expense we pay to our third-party integrators to help maintain our install base.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended
	March 31,		Variance
	2011	2010	$	%
Products	$11,063	$10,542	$521	5%
Product gross margin	70%	74%
Technical support and professional services	13,122	10,088	3,034	30%
Technical support and professional services gross margin	88%	88%

Total gross profit	$24,185	$20,630	$3,555	17%

Total gross margin	79%	80%
     Product gross margin decreased for the three months ended March 31, 2011, as compared to the prior-year period, primarily due to an increase in inventory write-downs related to excess and obsolete inventory as a result of the introduction of new products and the amortization of acquired technology intangible assets.
     Technical support and professional services gross margin for the three months ended March 31, 2011, remained relatively flat over the prior-year period.
     Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended
	March 31,		Variance
	2011	2010	$	%
Research and development	$6,962	$3,795	$3,167	83%
Percentage of total revenue	23%	15%
Sales and marketing	14,078	10,619	3,459	33%
Percentage of total revenue	46%	41%
General and administrative	4,673	4,319	354	8%
Percentage of total revenue	15%	17%
Depreciation and amortization	965	814	151	19%
Percentage of total revenue	3%	3%

Total operating expenses	$26,678	$19,547	$7,131	36%

Percentage of total revenue	87%	76%

     Research and development expenses for the three months ended March 31, 2011 increased over the prior-year period, primarily due to an increase of $1.2 million in salaries, incentive compensation and benefits as a result of additional personnel, including the hiring of former Immunet employees, $667,000 for the accrual of retention obligations related to our hiring of former Immunet employees, an increase of $566,000 in consulting fees, an increase of $379,000 in stock-based compensation expense and an increase of $215,000 in allocated overhead costs as a result of additional personnel and increased overhead costs.
     Sales and marketing expenses for the three months ended March 31, 2011 increased over the prior-year period, primarily due to an increase of $1.7 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $658,000 in stock-based compensation expense, an increase of $265,000 in advertising, promotion, partner-marketing programs and trade show expenses, an increase in consulting fees of $211,000 and an increase of $185,000 in travel and travel-related expenses.
     General and administrative expenses for the three months ended March 31, 2011 increased from the prior-year period, primarily due to an increase of $153,000 in stock-based compensation expense and an increase of $88,000 in allocated overhead costs.
     Depreciation and amortization expense for the three months ended March 31, 2011 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.
     Provision for (benefit from) income taxes. The following table shows (benefit from) provision for income taxes (in thousands):

	Three Months Ended
	March 31,		Variance
	2011	2010	$	%
Provision for (benefit from) income taxes	$(2,959)	$273	$(3,232)	NM

NM — not meaningful
     Our effective tax rate for the three months ended March 31, 2011 is a benefit of 118.4%, compared to an expense of 25.2% in the prior-year period. Our benefit from income taxes is based on an estimated annual effective tax rate for 2011 of 38.4% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the three months ended March 31, 2011. Our estimated annual effective tax rate includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits projected for 2011. Our provision for income taxes for the three months ended March 31, 2010 is based on an estimated annual effective tax rate for 2010 of 25.2%, which includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, offset by a release of the valuation allowance attributable to deferred tax assets associated with our net operating losses.
     During the three months ended March 31, 2011, we established a liability for unrecognized income tax benefits of $250,000 for tax positions recognized in the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $250,000 as of March 31, 2011.
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
Non-GAAP Financial Measures
     Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue: In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. We believe these non-GAAP results provide useful information to both management and investors by excluding (i) stock-based compensation, which does not involve the expenditure of cash, (ii) amortization of acquisition-related intangible assets, which does not involve the expenditure of cash, and (iii) other acquisition-related expenses, which are unrelated to the ongoing operation of our business in the ordinary course. For all of 2011 we expect that non-GAAP results will continue to be adjusted to reflect the effect of an assumed tax rate of 35%. We believe this adjustment provides useful information to both management and investors.
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

     The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Reconciliation to adjusted income from operations:
GAAP income (loss) from operations	$(2,493)	$1,083
Stock-based compensation expense	3,183	1,926
Amortization of acquisition-related intangible assets	252	—
Other acquisition-related expenses*	789	—

Adjusted income from operations	$1,731	$3,009

Adjusted income from operations as % of revenue	5.6%	11.6%

Reconciliation to adjusted net income:
GAAP net income	$460	$810
Stock-based compensation expense	3,183	1,926
Amortization of acquisition-related intangible assets	252	—
Other acquisition-related expenses**	903	—
Tax credit for research and experimentation	(2,001)	—
Income tax adjustment ***	(1,602)	(780)

Adjusted net income	$1,195	$1,956

Adjusted net income per share — basic	$0.04	$0.07
Adjusted net income per share — diluted	$0.04	$0.07

Weighted-average shares outstanding — basic	28,235,751	27,220,667
Weighted-average shares outstanding — diluted	29,179,309	29,060,559

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$7,258	$10,987
Purchase of property and equipment	(1,273)	(1,185)

Free cash flow	$5,985	$9,802

*	Consists of $667,000 for the accrual of retention obligations related to our hiring of former Immunet employees and $122,000 for other acquisition-related expenses.

**	Consists of $667,000 for the accrual of retention obligations related to our hiring of former Immunet employees, $114,000 related to the increase in the fair value of the acquisition-related contingent consideration and $122,000 for other acquisition-related expenses.

***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.
Liquidity and Capital Resources
     Cash Flows
     The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash and cash equivalents:
Provided by operating activities	$7,258	$10,987
Used in investing activities	(8,078)	(7,484)
Provided by financing activities	681	1,448

Increase (decrease) in cash and cash equivalents	(139)	4,951
Cash and cash equivalents at beginning of period	54,410	53,071

Cash and cash equivalents at end of period	54,271	58,022
Investments	98,525	76,136

Total cash, cash equivalents and investments	$152,796	$134,158

     Operating Activities. Cash provided by operating activities for the three months ended March 31, 2011 is the result of our net income of $460,000, $2.6 million of net non-cash revenues and expenses, which include a discrete benefit of $2.0 million related our research and experimentation tax credit, and changes in our operating assets and liabilities of $4.2 million. Cash provided by operating activities for the three months ended March 31, 2010 is the result of our net income of $810,000, $2.9 million of net non-cash revenues and expenses and changes in our operating assets and liabilities of $7.3 million.
     Investing Activities. Cash used in investing activities for the three months ended March 31, 2011 was primarily the result of purchases of investments of $47.1 million, $7.1 million for acquisition-related payments and capital expenditures of $1.3 million, offset by maturities of investments of $47.4 million. Cash used in investing activities for the three months ended March 31, 2010 was primarily the result of purchases of investments of $30.5 million and capital expenditures of $1.2 million, offset by maturities of investments of $24.2 million.
     Financing Activities. Cash provided by financing activities for the three months ended March 31, 2011 and 2010 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through March 31, 2012 consist primarily of the funding of working capital requirements, capital expenditures and the remaining payments related to our acquisition of Immunet. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of March 31, 2011, we had cash, cash equivalents and investments of $152.8 million and working capital of $125.8 million.
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
     Revenue Recognition. We derive revenue from arrangements that include hardware products with embedded software, software licenses and royalties, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees and royalties for the license of our technology in a software-only format and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
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
     In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple-element revenue arrangements to:
(i)	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement consideration should be allocated to the separate elements;

(ii)	require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or BESP, if neither VSOE or TPE is available; and

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration based on the relative selling price of each element within the arrangment.
     We adopted this accounting guidance on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010.
     The majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance.
     Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.
     For stand-alone software sales after December 31, 2010 and for all transactions entered into prior to the first quarter of 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

     For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.
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
     For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use BESP as our selling price. For our support and services, we generally use VSOE as our selling price.
     We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.
     When we are unable to establish the selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, gross margin objectives, pricing practices, customer classes and geographies and distribution channels.
     We anticipate that for certain arrangements we will be able to account for more transaction consideration upon delivery than allowed under the prior guidance, primarily due to more deliverables being accounted for as separate units of accounting and the elimination of the use of the residual method and a requirement to allocate arrangement consideration using a selling price hierarchy.
     An estimate of the revenue that would have been reported if we had applied the new guidance for multiple deliverable arrangements for non-software deliverables for the quarter ended March 31, 2010 is $26.3 million compared to the $25.8 million of revenue recognized under the industry specific software revenue recognition rules.
     We record taxes collected on revenue-producing activities on a net basis.
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
     We assess the realizability of our deferred tax assets, which primarily consists of net operating loss, or NOL, carryforwards, and temporary differences associated with stock-based compensation expense, deferred revenue and research and experimentation tax credit carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
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
     Inventory. Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our gross margin.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2010 through March 31, 2011. Information regarding our market risk at December 31, 2010, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. RISK FACTORS
     See Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of risk factors.
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
Repurchase of Equity Securities During the Period Ended March 31, 2011
     The following table provides information about purchases by us during the three-month period ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
     These were the only repurchases of equity securities made by us during the three months ended March 31, 2011. We do not currently have a stock repurchase program.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs
1/1/11 — 1/31/11	500	(1)	$0.001	—	—
2/1/11 — 2/28/11	1,187	(1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4. RESERVED
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2011.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index

		Incorporation by Reference
Exhibit			File
Number	Exhibit Description	Form	Number	Exhibit	File Date	Filed with this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

10.1	Amended and Restated Executive Retention Plan					X

10.2	Amended and Restated Executive Change in Control Severance Plan					X

10.3	Amendment No. 1 to Employment Agreement with John C. Burris					X

10.4	Amendment No. 1 to Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan					X

10.5	Master Channel Agreement dated March 21, 2011 by and among EC America, Inc., immixGroup, Inc., and Sourcefire, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X