Form 10-Q
period 2011-06-30
SOURCEFIRE INC
filed 2011-08-05
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑
     As of July 29, 2011, there were 28,695,010 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,990	$54,410
Short-term investments	95,048	85,062
Accounts receivable, net of allowances of $978 as of June 30, 2011 and $1,091 as of December 31, 2010	33,061	37,250
Inventory	3,523	5,235
Deferred tax assets	7,005	4,161
Prepaid expenses and other current assets	5,252	3,793

Total current assets	182,879	189,911
Property and equipment, net	10,614	9,235
Goodwill	15,135	15,135
Intangible assets, net	6,326	6,830
Investments	11,292	14,247
Deferred tax assets, non-current	3,561	3,556
Other assets	13,585	2,160

Total assets	$243,392	$241,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,393	$3,893
Accrued compensation and related expenses	6,792	6,209
Other accrued expenses	4,936	4,823
Current portion of deferred revenue	37,546	38,708
Other current liabilities	6,747	13,518

Total current liabilities	59,414	67,151
Deferred revenue, less current portion	8,640	7,714
Other long-term liabilities	127	125

Total liabilities	$68,181	$74,990

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 28,675,857 and 28,136,058 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	28	27
Additional paid-in capital	196,850	187,789
Accumulated deficit	(21,678)	(21,739)
Accumulated other comprehensive income	11	7

Total stockholders’ equity	175,211	166,084

Total liabilities and stockholders’ equity	$243,392	$241,074

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Products	$20,857	$17,552	$36,655	$31,890
Technical support and professional services	15,597	13,056	30,581	24,549

Total revenue	36,454	30,608	67,236	56,439

Cost of revenue:
Products	6,036	4,647	10,771	8,443
Technical support and professional services	2,158	1,657	4,020	3,062

Total cost of revenue	8,194	6,304	14,791	11,505

Gross profit	28,260	24,304	52,445	44,934
Operating expenses:
Research and development	8,074	4,342	15,036	8,137
Sales and marketing	15,198	11,410	29,276	22,029
General and administrative	4,692	4,736	9,365	9,055
Depreciation and amortization	923	833	1,888	1,647

Total operating expenses	28,887	21,321	55,565	40,868

Income (loss) from operations	(627)	2,983	(3,120)	4,066
Other income (loss), net:
Interest and investment income	95	81	208	199
Interest expense	(116)	(3)	(234)	(12)
Other expense	(31)	(59)	(32)	(168)

Total other income (loss), net	(52)	19	(58)	19

Income (loss) before income taxes	(679)	3,002	(3,178)	4,085
Benefit from income taxes	(280)	(7,546)	(3,239)	(7,273)

Net income (loss)	$(399)	$10,548	$61	$11,358

Net income (loss) per share:
Basic	$(0.01)	$0.38	$0.00	$0.41

Diluted	$(0.01)	$0.37	$0.00	$0.39

Weighted average shares outstanding used in computing per share amounts:
Basic	28,537,437	27,565,334	28,387,427	27,393,953

Diluted	28,537,437	28,600,689	29,286,095	28,831,577

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of January 1, 2011	28,136,058	$27	$187,789	$(21,739)	$7	$166,084
Exercise of common stock options	272,512	1	2,372	—	—	2,373
Issuance of common stock under employee stock purchase plan	41,558	—	830	—	—	830
Issuance of restricted common stock	230,216	—	—	—	—	—
Cancellation of restricted common stock	(4,487)	—	—	—	—	—
Stock-based compensation expense	—	—	6,493	—	—	6,493
Excess tax benefits relating to share-based payments	—	—	(634)	—	—	(634)
Comprehensive income:
Net income for the six months ended June 30, 2011	—	—	—	61	—	61
Change in unrealized gain on investments, net of tax	—	—	—	—	4	4

Total comprehensive income						65

Balance as of June 30, 2011	28,675,857	$28	$196,850	$(21,678)	$11	$175,211

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$61	$11,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,553	1,754
Non-cash stock-based compensation	6,493	3,931
Excess tax benefits related to share-based payments	634	(16)
Amortization of premium on investments	1,058	530
Loss on disposal of assets	9	36
Deferred taxes	(3,485)	(7,386)
Changes in operating assets and liabilities:
Accounts receivable, net	4,189	9,056
Inventory	990	(381)
Prepaid expenses and other assets	(12,883)	1,351
Accounts payable	(500)	90
Accrued expenses	696	(1,672)
Deferred revenue	(236)	301
Other liabilities	334	343

Net cash provided by (used in) operating activities	(87)	19,295

Investing activities
Purchase of property and equipment	(2,714)	(2,053)
Acquisition-related payments	(7,093)	—
Purchase of investments	(79,994)	(55,269)
Proceeds from maturities of investments	71,908	53,945

Net cash used in investing activities	(17,893)	(3,377)

Financing activities
Repayments of capital lease obligations	(9)	(8)
Proceeds from employee stock-based plans	3,203	2,662
Excess tax benefits related to share-based payments	(634)	16

Net cash provided by financing activities	2,560	2,670

Net increase (decrease) in cash and cash equivalents	(15,420)	18,588
Cash and cash equivalents at beginning of period	54,410	53,071

Cash and cash equivalents at end of period	$38,990	$71,659

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
     Allowance for Doubtful Accounts and Sales Return Allowance
     We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $343,000 and $429,000, respectively.
     We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of June 30, 2011 and December 31, 2010, the sales return allowance was $635,000 and $662,000, respectively.
     Inventory
     Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our future results of operations.

     Inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2011	2010
Finished goods	$1,707	$3,151
Evaluation units	625	828
Advance replacement units	1,191	1,256

Total	$3,523	$5,235

     Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory as a result of the introduction of new products, are recorded as a component of cost of revenues and amounted to approximately $684,000 and $1.4 million for the three months and six months ended June 30, 2011, respectively. Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory, amounted to approximately $284,000 and $327,000 for the three months and six months ended June 30, 2010, respectively.
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
Other Assets
     Other assets primarily consist of a prepaid long-term contract for a third-party to provide maintenance and support services for certain product offerings and will be amortized through 2015 based on its expected usage. The amortization will be recorded as a component of cost of revenues.
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

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration based on the relative selling price of each element within the arrangement.
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
     An estimate of the revenue that would have been reported if we had applied the new guidance for multiple deliverable arrangements for non-software deliverables for the three months ended June 30, 2010 is $30.9 million compared to the $30.6 million of revenue recognized under the industry specific software revenue recognition rules and for the six months ended June 30, 2010 is $57.2 million compared to the $56.4 million of revenue recognized under the industry specific software revenue recognition rules.
     We record taxes collected on revenue-producing activities on a net basis.
     For the three months ended June 30, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 12% and 10%, respectively, of total revenue. For the six months ended June 30, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 12% and 13%, respectively, of total revenue. For the three months ended June 30, 2010, one customer, a distributor of our products to the U.S. government, accounted for 13% of total revenue. For the six months ended June 30, 2010, two customers, one a reseller and the other a distributor of our products to the U.S. government, accounted for 10% and 11%, respectively, of total revenue.
     As of June 30, 2011, one customer, a reseller of our products, accounted for 14% of our accounts receivable. As of December 31, 2010, two customers, a reseller of our products and a distributor of our products to the U.S. government, accounted for 14% and 10%, respectively, of our accounts receivable.

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
     We assess the realizability of our deferred tax assets, which primarily consist of net operating loss, or NOL, carryforwards, and temporary differences associated with stock-based compensation expense, deferred revenue and research and experimentation tax credit carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
     With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Any excess tax benefit, above amounts previously recorded for stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.
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

3. Acquisition
     On December 30, 2010, we acquired all the outstanding securities of Immunet Corporation, or Immunet, a leading provider of advanced cloud-based anti-malware technologies. This acquisition expands our security solutions portfolio, adding an advanced cloud platform for end-point protection. The acquisition price of $21 million consists of $14.9 million in cash payable at closing, of which $7.7 million was paid in 2010 and $7.2 million was paid in the first quarter of 2011. An additional $2.1 million will be paid on the twelve month anniversary of the acquisition date subject to working capital adjustments. The remaining $4.0 million of the acquisition price is contingent consideration and is now expected to be paid within 12 to 15 months of the acquisition date to Immunet common shareholders upon achievement of product delivery milestones related to the enterprise version of Immunet’s product.
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
4. Investments
     The following is a summary of available-for-sale investments as of June 30, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$11,182	$—	$—	$11,182
Corporate debt investments	55,905	25	(22)	55,908
Asset-backed securities	500	—	—	500
Commercial paper	26,874	13	—	26,887
Government-sponsored enterprises	22,039	3	(3)	22,039
Government securities	2,494	2	—	2,496

Total investments	118,994	$43	$(25)	119,012

Amounts classified as cash equivalents*	(12,672)			(12,672)

Total available-for-sale investments	$106,322			$106,340

Due in one year or less	$95,034	$35	$(21)	$95,048
Due after one year through five years	11,288	8	(4)	11,292

	$106,322	$43	$(25)	$106,340

*	Does not include cash held in our bank accounts

     The following is a summary of available-for-sale investments as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$12,385	$—	$—	$12,385
Corporate debt investments	47,178	38	(23)	47,193
Commercial paper	18,241	2	—	18,243
Government-sponsored enterprise securities	33,032	4	(11)	33,025
Government securities	8,024	5	(3)	8,026

Total investments	118,860	$49	$(37)	118,872

Amounts classified as cash equivalents*	(19,567)			(19,563)

Total available-for-sale investments	$99,293			$99,309

Due in one year or less	$85,048	$44	$(30)	$85,062
Due after one year through five years	14,245	5	(3)	14,247

	$99,293	$49	$(33)	$99,309

*	Does not include cash held in our bank accounts
     The following tables show the gross unrealized losses and fair value of our investments as of June 30, 2011 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt investments	$37,955	$22	$—	$—	$37,955	$22
Government-sponsored enterprises	1,997	3	—	—	1,997	3

Total	$39,952	$25	$—	$—	$39,952	$25

     As of June 30, 2011, the unrealized holding gain, net of tax, on available-for-sale securities included in accumulated other comprehensive income totaled $11,000. We have evaluated our investments and have determined there were no other-than-temporary impairments as of June 30, 2011. There are 32 corporate debt investments and one government-sponsored enterprise investment with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
5. Goodwill and Intangible Assets
     Goodwill represents the excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. On December 30, 2010, in connection with the acquisition of Immunet, we recorded goodwill of $15.1 million, which was allocated to our one reporting unit.
     Also in connection with the acquisition of Immunet, we acquired certain intangible assets of $6.8 million. We allocated $1.8 million to in-process research and development with an indefinite life and $5.0 million to acquired technology with an estimated useful life of 5 years. The in-process research and development will be considered indefinite lived until completion or abandonment of the associated research and development. While it is considered indefinite lived it will be tested for impairment on an annual basis. Once the associated research and development is complete, we will determine the useful life of the assets and amortize the in-process research and development over that time period on a straight-line basis unless another method is determined to be more appropriate.

     Intangible assets consist of the following (in thousands):

		As of June 30, 2011
			Accumulated
	Useful Life	Gross	Amortization	Net
Acquired technology	5 years	$5,039	$(504)	$4,535
In-process research and development	Indefinite	1,791	—	1,791

Total intangible assets		$6,830	$(504)	$6,326

     Amortization expense for the three months and six months ended June 30, 2011 was $252,000 and $504,000, respectively, and is recorded as a component of product cost of revenue. There was no amortization expense for the three months and six months ended June 30, 2010.
6. Income Taxes
     Our effective tax rate for the three months ended June 30, 2011 is a benefit of 41%, compared to a benefit of 251% in the prior-year period. Our effective tax rate for the six months ended June 30, 2011 is a benefit of 102%, compared to a benefit of 178% in the prior-year period. Our benefit from income taxes for the six months ended June 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.9% and a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the first quarter of 2011. Our 2011 estimated annual effective tax rate includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits projected for 2011. The net benefit recorded for the three months and six months ended June 30, 2010 was primarily due to a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S. Virtually all of our income before income tax expense is considered to be domestic income.
     In the first quarter of 2011, we established a liability of $250,000 for uncertain tax positions recognized in the current year. The amount of the reserve for uncertain tax benefits that, if released, would impact the effective tax rate was $250,000 as of June 30, 2011.
7. Stock-Based Compensation
     In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2010, we had reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. On January 1, 2011, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2010, or 1,125,442 shares. Therefore, as of June 30, 2011, we have reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options:
Average risk-free interest rate	1.9%	2.3%	2.0%	2.6%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	4.75	4.75	4.75	5.58
Expected volatility	61.5%	61.3%	62.0%	61.3%
Weighted-average fair value at grant date	$13.62	$11.33	$13.69	$13.15

Employee stock purchase plan:
Average risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	42.6%	48.3%	42.6%	48.3%
Weighted-average fair value at grant date	$6.04	$5.15	$6.04	$5.15
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
     As we do not yet have sufficient historical experience for determining the expected term of the stock options granted, we have based our expected term on the simplified method. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. In future periods, we expect to begin to incorporate our own data in estimating the expected life as we develop appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. For ESPP grants, the expected life is the plan period.
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

     The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2011	2010	2011	2010
Product cost of revenue	$62	$47	$121	$78
Services cost of revenue	109	85	219	156

Stock-based compensation expense included in cost of revenue	171	132	340	234

Research and development	803	343	1,500	661
Sales and marketing	1,384	836	2,708	1,502
General and administrative	952	694	1,945	1,534

Stock-based compensation expense included in operating expenses	3,139	1,873	6,153	3,697

Total stock-based compensation expense	$3,310	$2,005	$6,493	$3,931

Stock Options
     The following table summarizes stock option activity under the plans for the six months ended June 30, 2011 (in thousands, except share and per share data):

				Weighted
				Average
				Remaining	Aggregate
	Number of	Range of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Prices	Exercise Price	Term	Value
Outstanding at December 31, 2010	2,225,449	$0.24 to 28.90	$12.11		$
Granted	811,050	25.05 to 27.51	26.09
Exercised	(272,512)	0.24 to 23.31	8.33
Forfeited	(88,356)	5.26 to 27.94	20.38

Outstanding at June 30, 2011	2,675,631	$0.24 to 28.90	$16.46	6.58	$35,479

Vested and exercisable at June 30, 2011	1,080,208	$0.24 to 27.09	$8.79	6.06	$22,606

Vested and expected to vest at June 30, 2011	2,419,258		$15.69	6.54	$33,933

The following table summarizes information about stock options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
Range of	Number of	Average	Contractual	Number of	Average
Exercise Prices	Shares	Exercise Prices	Life (Years)	Shares	Exercise Prices
$0.24 to 6.77	916,050	$5.49	6.14	693,847	$5.14
$7.10 to 23.31	699,580	16.12	6.94	337,456	13.85
$23.80 to 26.16	744,550	25.62	6.72	23,731	24.34
$26.82 to 28.90	315,451	27.46	6.70	25,174	27.01

$0.24 to 28.90	2,675,631	$16.46	6.58	1,080,208	$8.79

     The aggregate intrinsic value of all options exercised during the six months ended June 30, 2011 and 2010 was $4.8 million and $7.8 million, respectively.
     Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.5 million and $949,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2011 and 2010. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2011 was $13.9 million, which is expected to be recognized over a weighted average period of 2.92 years.
Restricted Stock Awards
     The following table summarizes the unvested restricted stock award activity during the six months ended June 30, 2011:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	254,698	$8.59
Granted	22,205	24.36
Vested	(106,336)	10.13
Forfeited	(5,720)	7.46

Unvested at June 30, 2011	164,847	$9.62

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
     The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $359,000 and $338,000 for the three months ended June 30, 2011 and 2010, respectively, and $773,000 and $786,000 for the six months ended June 30, 2011 and 2010, respectively.
     As of June 30, 2011, there was $842,000 of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.94 years.
Restricted Stock Units
     The following table summarizes the unvested restricted stock unit activity during the six months ended June 30, 2011:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	883,003	$17.23
Granted	477,200	25.88
Vested	(208,011)	14.55
Forfeited	(26,000)	20.55

Unvested at June 30, 2011	1,126,192	$21.32

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
     The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $1.3 million and $601,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.7 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

     As of June 30, 2011, there was $15.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.24 years.
     Employee Stock Purchase Plan
     The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. During the six months ended June 30, 2011, 41,558 shares were purchased under the ESPP for $830,000. We recognized compensation expense related to the ESPP of $132,000 and $118,000 for the three months ended June 30, 2011 and 2010, respectively, and $286,000 and $220,000 for the six months ended June 30, 2011 and 2010, respectively.
8. Net Income (Loss) Per Share
     The calculation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2011 and 2010 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(399)	$10,548	$61	$11,358

Denominator:
Weighted-average shares outstanding — basic	28,537,437	27,565,334	28,387,427	27,393,953
Dilutive effect of employee stock plans	—	1,035,355	898,668	1,437,624

Weighted-average shares — diluted	28,537,437	28,600,689	29,286,095	28,831,577

Net income (loss) per share:
Basic	$(0.01)	$0.38	$0.00	$0.41

Diluted	$(0.01)	$0.37	$0.00	$0.39

     The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase common stock	2,681,657	541,198	1,098,134	461,589
Restricted stock units	1,094,508	173,500	60,262	86,750

	3,776,165	714,698	1,158,396	548,339

9. Comprehensive Income (Loss)
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(399)	$10,548	$61	$11,358
Comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	18	27	4	1

Total comprehensive income	$(381)	$10,575	$65	$11,359

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
     The following table presents our financial assets and liabilities that were accounted for at fair value as of June 30, 2011 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,182	$11,182	$—	$—
Corporate debt investments	55,908	—	55,908	—
Asset-backed securities	500	—	500	—
Commercial paper	26,887	—	26,887	—
Government-sponsored enterprise securities	22,039	—	22,039	—
Government securities	2,496	—	2,496	—

Total	$119,012	$11,182	$107,830	$—

Liabilities:
Acquisition-related contingent consideration	$3,773	$—	$—	$3,773

     We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect our own assumptions. During the period ended June 30, 2011, we recognized a $114,000 increase in the fair value of the acquisition-related contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are adjusted to fair value if and when they are considered to be impaired. For the six months ended June 30, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

11. Business and Geographic Segment Information
     We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$26,948	$23,423	$49,345	$41,729
All foreign countries	9,506	7,185	17,891	14,710

Total	$36,454	$30,608	$67,236	$56,439

12. Commitments and Contingencies
     Contract Manufacturer Commitments — We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2011, we had total purchase commitments for inventory of approximately $19.5 million due within the next 12 months.
     Asset Retirement Obligation — We maintain office space in the United Kingdom for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $140,000, payable upon termination of the lease. This liability is being accreted over the lease term.
     Indemnification — Our agreements with customers, as well as our reseller agreements, include certain provisions for indemnifying customers and resellers and their affiliated parties against damages and liabilities arising from third-party claims if our products infringe another party’s intellectual property rights. Our exposure under these indemnification provisions is generally limited to the total amount paid by the customer or reseller, as applicable, under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to liabilities in excess of the amount received under the agreement. To date, there have been no liabilities incurred under such indemnification provisions.

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
     Introduction
     Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:
•	Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2011 and 2010.

•	Non-GAAP Financial Measures. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2011 and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies and Estimates. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment or require estimates on our part in applying them. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
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
     Key Financial Metrics and Trends
     During the first half of 2011, we continued to see strong sales to U.S. commercial and international customers. Our revenues from U.S. commercial customers increased by 36% and 35% for the three months and six months ended June 30, 2011, respectively, as compared to the prior-year period. Similarly, our revenues from international customers increased by 32% and 22% for the three months and six months ended June 30, 2011, respectively, as compared to the prior-year period. We expect to continue to see growth in our U.S. commercial and international business throughout 2011, although our ability to achieve this expected growth and the rate of any growth is subject to numerous factors as discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Our revenues from U.S. federal and state government agencies decreased by 26% and 14% for the three months and six months ended June 30, 2011 as compared to the prior-year period. Our sales to U.S. federal government agencies were negatively affected by reduced federal spending levels in the first half of 2011. For 2011, we anticipate that federal spending, including spending on cybersecurity, will decline as compared to 2010 spending. As a result, we expect a material decrease in our revenue from U.S. federal and state government agencies for the year ended December 31, 2011 as compared to the prior year. We further expect that the decrease in federal revenue will result in a decline in our overall revenue growth rate, although we continue to expect positive overall revenue growth as a result of strength in our U.S. commercial and international business.
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
     We sell our network security solutions globally. However, 74% and 77% of our revenue for the three months ended June 30, 2011 and 2010, respectively, and 74% of our revenue for each of the six months ended June 30, 2011 and 2010, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.
     We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 69% and 62% of total product revenue for the three months ended June 30, 2011 and 2010, respectively, and 74% and 65% of total product revenue for the six months ended June 30, 2011 and 2010, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2011.

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
     Cost of Revenue
     Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, amortization of acquired intangible assets, supplies, warranty, shipping and handling costs, expense for inventory excess and obsolescence and depreciation in the instances where we lease our network security solutions to our customers. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future. For the six months ended June 30, 2011, write-downs for excess and obsolete inventory increased significantly compared to the prior-year period as a result of new product introductions. We may make additional inventory write-downs as we release new products throughout the remainder of 2011.
     Cost of services revenue includes the direct labor costs of our employees and outside consultants engaged to furnish those services, as well as their travel and associated direct material costs and stock-based compensation expense. Additionally, we include in cost of services revenue an allocation of overhead costs, as well as the cost of time and materials to service or repair the hardware component of our products covered under a renewed support arrangement beyond the manufacturer’s warranty, the amortization of a long-term contract for a third-party to provide maintenance and support services for certain product offerings and the expense for advance replacement unit inventory excess and obsolescence. As our customer base continues to grow, we anticipate incurring an increasing amount of these service and repair costs, as well as costs for additional personnel to provide support and service to our customers.
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
     Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $3.3 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $6.5 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively.
Results of Operations
     Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products	$20,857	$17,552	$3,305	19%	$36,655	$31,890	$4,765	15%
Percentage of total revenue	57%	57%			55%	57%
Technical support and professional services	15,597	13,056	2,541	19%	30,581	24,549	6,032	25%
Percentage of total revenue	43%	43%			45%	43%

Total revenue	$36,454	$30,608	$5,846	19%	$67,236	$56,439	$10,797	19%

     The increase in our product revenue for the three months and six months ended June 30, 2011, as compared to the prior-year period, was primarily due to increased sales revenue from U.S. commercial and international customers and the sales product mix favoring our higher priced sensor products.
     The increase in our services revenue for the three months and six months ended June 30, 2011, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

     Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products	$6,036	$4,647	$1,389	30%	$10,771	$8,443	$2,328	28%
Percentage of total revenue	17%	15%			16%	15%
Technical support and professional services	2,158	1,657	501	30%	4,020	3,062	958	31%
Percentage of total revenue	6%	5%			6%	5%

Total cost of revenue	$8,194	$6,304	$1,890	30%	$14,791	$11,505	$3,286	29%

Percentage of total revenue	23%	21%			22%	20%
     The increase in our product cost of revenue for the three months and six months ended June 30, 2011, as compared to the prior-year period, was primarily due to the sales product mix favoring our higher priced and more costly sensor products, an increase in inventory write-downs related to excess and obsolete inventory as a result of the introduction of new products and the amortization of acquired technology intangible assets.
     The increase in our services cost of revenue for the three months and six months ended June 30, 2011, as compared to the prior-year period, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, provide professional services to our customers and increased hardware service expense we pay to our third-party integrators to help maintain our install base.
     Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products	$14,821	$12,905	$1,916	15%	$25,884	$23,447	$2,437	10%
Product gross margin	71%	74%			71%	74%
Technical support and professional services	13,439	11,399	2,040	18%	26,561	21,487	5,074	24%
Technical support and professional services gross margin	86%	87%			87%	88%

Total gross profit	$28,260	$24,304	$3,956	16%	$52,445	$44,934	$7,511	17%

Total gross margin	78%	79%			78%	80%
     Product gross margin decreased for the three months and six months ended June 30, 2011, as compared to the prior-year period, primarily due to an increase in inventory write-downs related to excess and obsolete inventory as a result of the introduction of new products and the amortization of acquired technology intangible assets.
     Technical support and professional services gross margin for the three months and six months ended June 30, 2011, remained relatively flat over the prior-year period.

     Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Research and development	$8,074	$4,342	$3,732	86%	$15,036	8,137	$6,899	85%
Percentage of total revenue	22%	14%			22%	14%
Sales and marketing	15,198	11,410	3,788	33%	29,276	22,029	7,247	33%
Percentage of total revenue	42%	37%			44%	39%
General and administrative	4,692	4,736	(44)	(1)%	9,365	9,055	310	3%
Percentage of total revenue	13%	15%			14%	16%
Depreciation and amortization	923	833	90	11%	1,888	1,647	241	15%
Percentage of total revenue	3%	3%			3%	3%

Total operating expenses	$28,887	$21,321	$7,566	35%	$55,565	$40,868	$14,697	36%

Percentage of total revenue	79%	70%			83%	72%
     Research and development expenses for the three months ended June 30, 2011 increased over the prior-year period, primarily due to an increase of $1.6 million in salaries, incentive compensation and benefits as a result of additional personnel, including the hiring of former Immunet employees, $667,000 for the accrual of retention obligations related to our hiring of former Immunet employees, an increase of $823,000 in consulting fees and an increase of $460,000 in stock-based compensation expense.
     Research and development expenses for the six months ended June 30, 2011 increased over the prior-year period, primarily due to an increase of $2.8 million in salaries, incentive compensation and benefits as a result of additional personnel, including the hiring of former Immunet employees, $1.3 million for the accrual of retention obligations related to our hiring of former Immunet employees, an increase of $1.4 million in consulting fees and an increase of $839,000 in stock-based compensation expense.
     Sales and marketing expenses for the three months ended June 30, 2011 increased over the prior-year period, primarily due to an increase of $2.3 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $548,000 in stock-based compensation expense, an increase of $360,000 in travel and travel-related expenses and an increase of $213,000 in advertising, promotion, partner-marketing programs and trade show expenses.
     Sales and marketing expenses for the six months ended June 30, 2011 increased over the prior-year period, primarily due to an increase of $4.0 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $1.2 million in stock-based compensation expense, an increase of $545,000 in travel and travel-related expenses and an increase of $241,000 in advertising, promotion, partner-marketing programs and trade show expenses.
     General and administrative expenses for the three months ended June 30, 2011 decreased from the prior-year period, primarily due to a net decrease of $307,000 in professional fees, partially offset by an increase of $258,000 in stock-based compensation expense.
     General and administrative expenses for the six months ended June 30, 2011 increased from the prior-year period, primarily due to an increase of $411,000 in stock-based compensation expense, an increase of $166,000 in salaries, incentive compensation, and benefits and a net decrease of $319,000 in professional fees.
     Depreciation and amortization expense for the three months and six months ended June 30, 2011 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.

     Benefit from income taxes. The following table shows benefit from income taxes (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Benefit from income taxes	$(280)	$(7,546)	$7,266	(96)%	$(3,239)	$(7,273)	$4,034	(55)%
     Our effective tax rate for the three months ended June 30, 2011 is a benefit of 41%, compared to a benefit of 251% in the prior-year period. Our effective tax rate for the six months ended June 30, 2011 is a benefit of 102%, compared to a benefit of 178% in the prior-year period. Our benefit from income taxes for the six months ended June 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.9% and a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the first quarter of 2011. Our 2011 estimated annual effective tax rate includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits projected for 2011. The net benefit recorded for the three months and six months ended June 30, 2010 was primarily due to a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S.
     In the first quarter of 2011, we established a liability of $250,000 for uncertain tax positions recognized in the current year. The amount of the reserve for uncertain tax benefits that, if released, would impact the effective tax rate was $250,000 as of June 30, 2011.
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
The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation to adjusted income from operations:
GAAP income (loss) from operations	$(627)	$2,983	$(3,120)	$4,066
Stock-based compensation expense	3,310	2,005	6,493	3,931
Amortization of acquisition-related intangible assets	252	—	504	—
Other acquisition-related expenses*	667	—	1,456	—

Adjusted income from operations	$3,602	$4,988	$5,333	$7,997

Adjusted income from operations as % of revenue	10%	16%	8%	14%

Reconciliation to adjusted net income:
GAAP net income (loss)	$(399)	$10,548	$61	$11,358
Stock-based compensation expense	3,310	2,005	6,493	3,931
Amortization of acquisition-related intangible assets	252	—	504	—
Other acquisition-related expenses**	781	—	1,684	—
Tax credit for research and experimentation	—	—	(2,001)	—
Release of the valuation allowance	—	(7,613)	—	(7,613)
Income tax adjustment ***	(1,562)	(1,685)	(3,164)	(2,465)

Adjusted net income	$2,382	$3,255	$3,577	$5,211

Adjusted net income per share — basic	$0.08	$0.12	$0.13	$0.19
Adjusted net income per share — diluted	$0.08	$0.11	$0.12	$0.18

Weighted-average shares outstanding — basic	28,537,437	27,565,334	28,387,427	27,393,953
Weighted-average shares outstanding — diluted	29,391,215	28,600,689	29,286,095	28,831,577

Reconciliation to free cash flow:
GAAP net cash provided by (used in) operating activities	$(7,345)	$8,308	$(87)	$19,295
Purchase of property and equipment	(1,441)	(868)	(2,714)	(2,053)

Free cash flow	$(8,786)	$7,440	$(2,801)	$17,242

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.

**	Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.

***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

Liquidity and Capital Resources
Cash Flows
     The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash and cash equivalents:
Provided by (used in) operating activities	$(87)	$19,295
Used in investing activities	(17,893)	(3,377)
Provided by financing activities	2,560	2,670

Increase (decrease) in cash and cash equivalents	(15,420)	18,588
Cash and cash equivalents at beginning of period	54,410	53,071

Cash and cash equivalents at end of period	38,990	71,659
Investments	106,340	70,959

Total cash, cash equivalents and investments	$145,330	$142,618

     Operating Activities. Cash used in operating activities for the six months ended June 30, 2011 is the result of changes in our operating assets and liabilities of $7.4 million, which includes a payment of $11.0 million for a long-term contract for a third-party to provide maintenance and support services for certain product offerings, offset by $7.3 million of net non-cash revenues and expenses. Cash provided by operating activities for the six months ended June 30, 2010 is the result of our net income of $11.4 million and changes in our operating assets and liabilities of $9.1 million, partially offset by $1.2 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets.
     Investing Activities. Cash used in investing activities for the six months ended June 30, 2011 was primarily the result of purchases of investments of $80.0 million, $7.1 million for acquisition-related payments and capital expenditures of $2.7 million, partially offset by maturities of investments of $71.9 million. Cash used in investing activities for the six months ended June 30, 2010 was primarily the result of purchases of investments of $55.3 million and capital expenditures of $2.1 million, partially offset by maturities of investments of $53.9 million.
     Financing Activities. Cash provided by financing activities for the six months ended June 30, 2011 and 2010 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
     Our short-term liquidity requirements through June 30, 2012 consist primarily of the funding of working capital requirements, capital expenditures and the remaining payments related to our acquisition of Immunet. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of June 30, 2011, we had cash, cash equivalents and investments of $145.3 million and working capital of $123.5 million.
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

(iii)	eliminate the use of the residual method and require an entity to allocate arrangement consideration based on the relative selling price of each element within the arrangement.
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

     An estimate of the revenue that would have been reported if we had applied the new guidance for multiple deliverable arrangements for non-software deliverables for the three months ended June 30, 2010 is $30.9 million compared to the $30.6 million of revenue recognized under the industry specific software revenue recognition rules and for the six months ended June 30, 2010 is $57.2 million compared to the $56.4 million of revenue recognized under the industry specific software revenue recognition rules.
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
     As we do not yet have sufficient historical experience for determining the expected term of the stock options granted, we have based our expected term on the simplified method. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. In future periods, we expect to begin to incorporate our own data in estimating the expected life as we develop appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. For ESPP grants, the expected life is the plan period.
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
     We assess the realizability of our deferred tax assets, which primarily consist of net operating loss, or NOL, carryforwards, and temporary differences associated with stock-based compensation expense, deferred revenue and research and experimentation tax credit carryforwards. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
     With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Any excess tax benefit, above amounts previously recorded for stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in our market risk occurred from December 31, 2010 through June 30, 2011. Information regarding our market risk at December 31, 2010, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Repurchase of Equity Securities During the Period Ended June 30, 2011
     The following table provides information about purchases by us during the three months ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
     These were the only repurchases of equity securities made by us during the three months ended June 30, 2011. We do not currently have a stock repurchase program.

				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs
4/1/2011 — 4/30/2011	2,800	(1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. RESERVED
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2011.

SOURCEFIRE, INC.
By:	/s/ John C. Burris
John C. Burris
Chief Executive Officer (duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index

Incorporation by Reference
Exhibit			File			Filed with
Number	Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q
3.1	Sixth Amended and Restated Certificate	10-Q	1-33350	3.1	5/4/2007
of Incorporation

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series	8-A	1-33350	3.1	10/30/2008
A Junior Participating Preferred Stock

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October	8-A	1-33350	4.1	10/30/2008
30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent

10.1	Amendment No. 1 to Amended and Restated					X
Original Equipment Manufacturer Agreement between Netronome Systems Inc. and Sourcefire, Inc.

31.1	Certification of Chief Executive Officer					X
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer					X
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer					X
and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.PRE	XBRL Extension Presentation Linkbase Document					X

101.CAL	XBRL Extension Calculation Linkbase Document					X

101.DEF	XBRL Extension Definition Linkbase Document					X

101.LAB	XBRL Extension Label Linkbase Document					X