Form 10-Q
period 2011-09-30
SOURCEFIRE INC
filed 2011-11-03
CIK 1168195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were 28,816,701 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,313	$54,410
Short-term investments	77,850	85,062
Accounts receivable, net of allowances of $1,007 as of September 30, 2011 and $1,091 as of December 31, 2010	50,824	37,250
Inventory	4,568	5,235
Deferred tax assets	5,622	4,161
Prepaid expenses and other current assets	6,402	3,793

Total current assets	196,579	189,911
Property and equipment, net	11,221	9,235
Goodwill	15,135	15,135
Intangible assets, net	6,074	6,830
Investments	14,962	14,247
Deferred tax assets, non-current	3,558	3,556
Other assets	16,043	2,160

Total assets	$263,572	$241,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,255	$3,893
Accrued compensation and related expenses	9,299	6,209
Other accrued expenses	6,534	4,823
Current portion of deferred revenue	45,403	38,708
Other current liabilities	6,716	13,518

Total current liabilities	72,207	67,151
Deferred revenue, less current portion	8,358	7,714
Other long-term liabilities	123	125

Total liabilities	$80,688	$74,990

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 28,809,331 and 28,136,058 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	28	27
Additional paid-in capital	202,608	187,789
Accumulated deficit	(19,683)	(21,739)
Accumulated other comprehensive income (loss)	(69)	7

Total stockholders’ equity	182,884	166,084

Total liabilities and stockholders’ equity	$263,572	$241,074

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Products	$27,552	$22,904	$64,207	$54,794
Technical support and professional services	17,654	13,260	48,235	37,809

Total revenue	45,206	36,164	112,442	92,603

Cost of revenue:
Products	7,986	5,748	18,757	14,191
Technical support and professional services	2,141	1,715	6,161	4,777

Total cost of revenue	10,127	7,463	24,918	18,968

Gross profit	35,079	28,701	87,524	73,635
Operating expenses:
Research and development	9,260	5,146	24,296	13,283
Sales and marketing	16,304	12,397	45,580	34,426
General and administrative	5,086	5,345	14,451	14,400
Depreciation and amortization	970	811	2,858	2,458

Total operating expenses	31,620	23,699	87,185	64,567

Income from operations	3,459	5,002	339	9,068
Other income (loss), net:
Interest and investment income	72	117	280	316
Interest expense	(114)	(3)	(348)	(15)
Other income (expense)	1	(54)	(31)	(222)

Total other income (loss), net	(41)	60	(99)	79

Income before income taxes	3,418	5,062	240	9,147
Provision for (benefit from) income taxes	1,423	847	(1,816)	(6,426)

Net income	$1,995	$4,215	$2,056	$15,573

Net income per share:
Basic	$0.07	$0.15	$0.07	$0.57

Diluted	$0.07	$0.15	$0.07	$0.54

Weighted average shares outstanding used in computing per share amounts:
Basic	28,733,267	27,818,610	28,503,974	27,537,080

Diluted	29,630,833	28,835,105	29,402,275	28,834,327

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance as of January 1, 2011	28,136,058	$27	$187,789	$(21,739)	$7	$166,084
Exercise of common stock options	389,605	1	3,839	—	—	3,840
Issuance of common stock under employee stock purchase plan	41,558	—	830	—	—	830
Issuance of restricted common stock	246,722	—	—	—	—	—
Cancellation of restricted common stock	(4,612)	—	—	—	—	—
Stock-based compensation expense	—	—	10,784	—	—	10,784
Excess tax benefits relating to share-based payments	—	—	(634)	—	—	(634)
Comprehensive income:
Net income for the nine months ended September 30, 2011	—	—	—	2,056	—	2,056
Change in unrealized loss on investments, net of tax	—	—	—	—	(76)	(76)

Total comprehensive income						1,980

Balance as of September 30, 2011	28,809,331	$28	$202,608	$(19,683)	$(69)	$182,884

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$2,056	$15,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,873	2,614
Non-cash stock-based compensation	10,784	6,881
Excess tax benefits related to share-based payments	634	(731)
Amortization of premium on investments	1,640	753
Loss on disposal of assets	9	36
Deferred taxes	(2,056)	(7,322)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,574)	(6,156)
Inventory	(100)	(818)
Prepaid expenses and other assets	(16,492)	263
Accounts payable	362	1,233
Accrued expenses	4,801	1,632
Deferred revenue	7,339	5,471
Other liabilities	303	212

Net cash provided by (used in) operating activities	(421)	19,641

Investing activities
Purchase of property and equipment	(4,344)	(4,384)
Acquisition-related payments	(7,093)	—
Purchase of investments	(118,148)	(80,068)
Proceeds from maturities of investments	122,886	81,945

Net cash used in investing activities	(6,699)	(2,507)

Financing activities
Repayments of capital lease obligations	(13)	(12)
Proceeds from employee stock-based plans	4,670	4,110
Excess tax benefits related to share-based payments	(634)	731

Net cash provided by financing activities	4,023	4,829

Net increase (decrease) in cash and cash equivalents	(3,097)	21,963
Cash and cash equivalents at beginning of period	54,410	53,071

Cash and cash equivalents at end of period	$51,313	$75,034

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

Allowance for Doubtful Accounts and Sales Return Allowance

We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and our future results of operations could be materially affected. As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $0.3 million and $0.4 million, respectively.

We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of September 30, 2011 and December 31, 2010, the sales return allowance was $0.7 million for each period.

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

Inventory consisted of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010
Finished goods	$2,409	$3,151
Evaluation units	745	828
Advance replacement units	1,414	1,256

Total	$4,568	$5,235

Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory as a result of the introduction of new products, are recorded as a component of cost of revenues and amounted to approximately $0.3 million and $1.7 million for the three months and nine months ended September 30, 2011, respectively. Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory, amounted to approximately $0.5 million and $0.8 million for the three months and nine months ended September 30, 2010, respectively.

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

An estimate of the revenue that would have been reported if we had applied the new guidance for multiple deliverable arrangements for non-software deliverables for the three months ended September 30, 2010 is $36.6 million compared to the $36.2 million of revenue recognized under the industry specific software revenue recognition rules and for the nine months ended September 30, 2010 is $93.7 million compared to the $92.6 million of revenue recognized under the industry specific software revenue recognition rules.

We record taxes collected on revenue-producing activities on a net basis.

For the three months ended September 30, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 10% and 34%, respectively, of total revenue. For the nine months ended September 30, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 11% and 21%, respectively, of total revenue. For the three months ended September 30, 2010, one customer, a distributor of our products to the U.S. government, accounted for 29% of total revenue. For the nine months ended September 30, 2010, two customers, one a reseller and the other a distributor of our products to the U.S. government, accounted for 10% and 18%, respectively, of total revenue.

As of September 30, 2011, two customers, one a distributor of our products to the U.S. government and the other a reseller of our products, accounted for 40% and 10% of our accounts receivable, respectively. As of December 31, 2010, two customers, a reseller of our products and a distributor of our products to the U.S. government, accounted for 14% and 10%, respectively, of our accounts receivable.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued revised guidance to simplify how entities test goodwill for impairment. Entities are allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test must be performed. This accounting guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe this guidance will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years beginning after December 15, 2011. We do not believe this guidance will have a significant impact on our consolidated financial statements.

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

Under the acquisition method of accounting, the total estimated purchase price was allocated to Immunet’s net tangible assets and liabilities and intangible assets based on their estimated fair values as of December 30, 2010. We recorded the excess of the purchase price over the net tangible assets and liabilities and intangible assets as goodwill. At the acquisition date, the fair value of consideration transferred and contingent consideration was $20.4 million. This was preliminarily allocated to tangible assets of $0.3 million, liabilities of $0.2 million, net deferred tax liabilities of $1.6 million, identifiable intangible assets of $6.8 million and goodwill of $15.1 million. The goodwill represents factors including expected synergies from combining operations and is not deductible for tax purposes.

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available that would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation and prior period financial statements will be retroactively adjusted, if material.

4.	Investments

The following is a summary of available-for-sale investments as of September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$16,668	$—	$—	$16,668
Corporate debt investments	44,360	6	(114)	44,252
Asset-backed securities	500	—	—	500
Commercial paper	27,082	7	—	27,089
Government-sponsored enterprises	28,864	2	(8)	28,858
Government securities	2,001	1	—	2,002

Total investments	119,475	$16	$(122)	119,369

Amounts classified as cash equivalents*	(26,557)			(26,557)

Total available-for-sale investments	$92,918			$92,812

Due in one year or less	$77,939	$15	$(104)	$77,850
Due after one year through five years	14,979	1	(18)	14,962

	$92,918	$16	$(122)	$92,812

*	Does not include cash held in our bank accounts

The following is a summary of available-for-sale investments as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,385	$—	$—	$12,385
Corporate debt investments	47,178	38	(23)	47,193
Commercial paper	18,241	2	—	18,243
Government-sponsored enterprise securities	33,032	4	(11)	33,025
Government securities	8,024	5	(3)	8,026

Total investments	118,860	$49	$(37)	118,872

Amounts classified as cash equivalents*	(19,567)			(19,563)

Total available-for-sale investments	$99,293			$99,309

Due in one year or less	$85,048	$44	$(30)	$85,062
Due after one year through five years	14,245	5	(3)	14,247

	$99,293	$49	$(33)	$99,309

*	Does not include cash held in our bank accounts

The following tables show the gross unrealized losses and fair value of our investments as of September 30, 2011 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$38,136	$114	$—	$—	$38,136	$114
Government-sponsored enterprises	10,756	8	—	—	10,756	8

Total	$48,892	$122	$—	$—	$48,892	$122

As of September 30, 2011, the unrealized holding loss, net of tax, on available-for-sale securities included in accumulated other comprehensive income (loss) totaled $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of September 30, 2011. There are 33 corporate debt investments and 8 government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.

5.	Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. On December 30, 2010, in connection with the acquisition of Immunet, we recorded goodwill of $15.1 million, which was assigned to our one reporting unit.

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

Intangible assets consist of the following (in thousands):

		As of September 30, 2011
	Useful Life	Gross	Accumulated Amortization	Net

Acquired technology	5 years	$5,039	$(756)	$4,283
In-process research and development	Indefinite	1,791	—	1,791

Total intangible assets		$6,830	$(756)	$6,074

Amortization expense for the three months and nine months ended September 30, 2011 was $0.3 million and $0.8 million, respectively, and is recorded as a component of product cost of revenue. There was no amortization expense for the three months and nine months ended September 30, 2010.

6.	Income Taxes

Our effective tax rate for the three months ended September 30, 2011 is an expense of 42%, compared to an expense of 17% in the prior-year period. Our effective tax rate for the nine months ended September 30, 2011 is a benefit of 757%, compared to a benefit of 70% in the prior-year period. Our benefit from income taxes for the nine months ended September 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.1% and a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the first quarter of 2011. Our 2011 estimated annual effective tax rate includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits projected for 2011. The net benefit recorded for the nine months ended September 30, 2010 was primarily due to a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S. Virtually all of our income before income tax expense is considered to be domestic income.

In the first quarter of 2011, we established a liability of $0.3 million for uncertain tax positions recognized in the current year. The amount of the reserve for uncertain tax benefits that, if released, would impact the effective tax rate was $0.3 million as of September 30, 2011.

7.	Stock-Based Compensation

In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2010, we had reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. On January 1, 2011, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2010, or 1,125,442 shares. Therefore, as of September 30, 2011, we have reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options:
Average risk-free interest rate	1.1%	1.5%	1.9%	2.3%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	4.75	4.75	4.75	5.38
Expected volatility	61.1%	61.6%	61.9%	61.4%
Weighted-average fair value at grant date	$13.80	$11.31	$13.70	$12.72

Employee stock purchase plan:
Average risk-free interest rate	—%	—%	0.1%	0.2%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	—	—	0.50	0.50
Expected volatility	—%	—%	42.6%	48.3%
Weighted-average fair value at grant date	$—	$—	$6.04	$5.15

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

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2011	2010	2011	2010
Product cost of revenue	$80	$56	$201	$134
Services cost of revenue	138	105	357	261

Stock-based compensation expense included in cost of revenue	218	161	558	395

Research and development	974	387	2,474	1,048
Sales and marketing	1,659	1,111	4,367	2,613
General and administrative	1,440	1,291	3,385	2,825

Stock-based compensation expense included in operating expenses	4,073	2,789	10,226	6,486

Total stock-based compensation expense	$4,291	$2,950	$10,784	$6,881

Stock Options

The following table summarizes stock option activity under the plans for the nine months ended September 30, 2011 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,225,449	$0.24 to 28.90	$12.11		$
Granted	910,050	25.05 to 30.25	26.21
Exercised	(389,605)	0.24 to 26.85	9.59
Forfeited	(131,352)	5.26 to 27.94	20.90

Outstanding at September 30, 2011	2,614,542	$0.24 to 30.25	$16.95	6.29		$25,935

Vested and exercisable at September 30, 2011	1,089,403	$0.24 to 28.90	$9.03	5.87		$19,340

Vested and expected to vest at September 30, 2011	2,383,847		$16.23	6.27		$25,342

The following table summarizes information about stock options outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices

$ 0.24 to 6.77	867,411	$5.49	5.87	697,541	$5.23
$ 7.10 to 24.74	680,507	16.76	6.62	357,669	14.67
$ 25.02 to 26.16	660,550	25.77	6.35	—	—
$ 26.34 to 30.25	406,074	27.39	6.52	34,193	27.42

$ 0.24 to 30.25	2,614,542	$16.95	6.29	1,089,403	$9.03

The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2011 and 2010 was $6.6 million and $12.4 million, respectively.

Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.5 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and $4.2 million and $2.9 million for the nine months ended September 30, 2011 and 2010. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of September 30, 2011 was $13.5 million, which is expected to be recognized over a weighted average period of 2.84 years.

Restricted Stock Awards

The following table summarizes the unvested restricted stock award activity during the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	254,698	$8.59
Granted	30,537	24.93
Vested	(176,442)	9.32
Forfeited	(5,845)	7.45

Unvested at September 30, 2011	102,948	$12.03

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

The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $0.4 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $0.7 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.81 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity during the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	883,003	$17.23
Granted	510,950	26.07
Vested	(215,761)	14.51
Forfeited	(31,475)	21.20

Unvested at September 30, 2011	1,146,717	$21.58

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

The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $2.3 million and $1.2 million for the three months ended

September 30, 2011 and 2010, respectively, and $5.0 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively. For the three months and nine months ended September 30, 2011, stock-based compensation expense was adjusted by $0.7 million as the achievement of certain performance measures was deemed probable. For the three months and nine months ended September 30, 2010, stock-based compensation expense was adjusted by $0.5 million as the achievement of certain performance measures was deemed probable.

As of September 30, 2011, there was $15.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.79 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. During the nine months ended September 30, 2011, 41,558 shares were purchased under the ESPP for $0.8 million. We recognized compensation expense related to the ESPP of $0.1 million for each of the three months ended September 30, 2011 and 2010, and $0.4 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.

8.	Net Income Per Share

The calculation of basic and diluted net income per share for the three months and nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,995	$4,215	$2,056	$15,573

Denominator:
Weighted-average shares outstanding - basic	28,733,267	27,818,610	28,503,974	27,537,080
Dilutive effect of employee stock plans	897,566	1,016,495	898,301	1,297,247

Weighted-average shares - diluted	29,630,833	28,835,105	29,402,275	28,834,327

Net income per share:
Basic	$0.07	$0.15	$0.07	$0.57

Diluted	$0.07	$0.15	$0.07	$0.54

The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2011	2010	2011	2010
Options to purchase common stock	1,158,400	641,851	1,118,223	521,676
Restricted stock units	15,282	—	45,269	57,833

	1,173,682	641,851	1,163,492	579,509

9.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2011	2010	2011	2010
Net income	$1,995	$4,215	$2,056	$15,573
Comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	(80)	7	(76)	8

Total comprehensive income	$1,915	$4,222	$1,980	$15,581

10.	Fair Value Measurement

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

The following table presents our financial assets and liabilities that were accounted for at fair value as of September 30, 2011 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$16,668	$16,668	$—	$—
Corporate debt investments	44,252	—	44,252	—
Asset-backed securities	500	—	500	—
Commercial paper	27,089	—	27,089	—
Government-sponsored enterprise securities	28,858	—	28,858	—
Government securities	2,002	2,002	—	—

Total	$119,369	$18,670	$100,699	$—

Liabilities:
Acquisition-related contingent consideration	$3,886	$—	$—	$3,886

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value was classified as Level 3 because it was based on significant unobservable inputs that are supported by little or no market activity and reflect our own assumptions. During the period ended September 30, 2011, we recognized a $0.1 million increase in the fair value of the acquisition-related contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are adjusted to fair value if and when they are considered to be impaired. For the nine months ended September 30, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

11.	Business and Geographic Segment Information

We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments. Revenues by geographic area for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$34,734	$28,752	$84,079	$70,481
All foreign countries	10,472	7,412	28,363	22,122

Total	$45,206	$36,164	$112,442	$92,603

12.	Commitments and Contingencies

Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of September 30, 2011, we had total purchase commitments for inventory of approximately $21.1 million due within the next 12 months. Of this amount, $14.6 million relates to our newly introduced FirePOWER™ line of products and $6.5 million relates to our existing line of products. For the three months ended September 30, 2011, we recognized $1.0 million of expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products. We recorded this cost as a component of product cost of revenue and a liability in other accrued expenses. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.

Asset Retirement Obligation – We maintain office space in the United Kingdom for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $140,000, payable upon termination of the lease. This liability is being accreted over the lease term.

Indemnification – Our agreements with customers, as well as our reseller agreements, include certain provisions for indemnifying customers and resellers and their affiliated parties against damages and liabilities arising from third-party claims if our products infringe another party’s intellectual property rights. Our exposure under these indemnification provisions is generally limited to the total amount paid by the customer or reseller, as applicable, under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to liabilities in excess of the amount received under the agreement. To date, there have been no liabilities incurred under such indemnification provisions.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2011 and 2010.

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

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2011 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Key Financial Metrics and Trends

For the first three quarters of 2011, we have seen strong sales to U.S. commercial and international customers. Our revenues from U.S. commercial customers increased by 25% and 31% for the three months and nine months ended September 30, 2011, respectively, as compared to the prior-year period. Similarly, our revenues from international customers increased by 41% and 28% for the three months and nine months ended September 30, 2011, respectively, as compared to the prior-year period. We expect to continue to see growth in our U.S. commercial and international business through the remainder of 2011, although our ability to achieve this expected growth and the rate of any growth is subject to numerous factors as discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

The growth rate in our sales to U.S. federal government agencies for the first three quarters of 2011 has been negatively affected by reduced federal spending levels. We expect this trend to continue for the remainder of 2011 and into 2012 as a result of the federal government again operating under a continuing budget resolution and related disruptions in the procurement activities of federal agencies. Our revenues from U.S. federal and state government agencies increased by 16% and 1% for the three months and nine months ended September 30, 2011, respectively, as compared to the prior-year period. We expect our revenue from U.S. federal and state government agencies for the year ended December 31, 2011 to increase slightly as compared to the prior year. We further expect that a low growth rate in federal revenue will result in a decline in our overall revenue growth rate for 2011, as compared to the prior year, although we continue to expect positive overall revenue growth, primarily as a result of strength in our U.S. commercial and international business.

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

We sell our network security solutions globally. However, 77% and 80% of our revenue for the three months ended September 30, 2011 and 2010, respectively, and 75% and 76% of our revenue for the nine months ended September 30, 2011 and 2010, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.

We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 54% and 59% of total product revenue for the three months ended September 30, 2011 and 2010, respectively, and 65% and 62% of total product revenue for the nine months ended September 30, 2011 and 2010, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2011.

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

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, amortization of acquired intangible assets, supplies, warranty, shipping and handling costs, expense for inventory excess and obsolescence and depreciation in the instances where we lease our network security solutions to our customers. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future. For the nine months ended September 30, 2011, write-downs for excess and obsolete inventory increased significantly compared to the prior-year period as a result of new product introductions. In addition, in the third quarter of 2011, we recognized $1.0 million of expense in product cost of revenue for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.

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

Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $4.3 million and $3.0 million for the three months ended September 30, 2011 and 2010, respectively, and $10.8 million and $6.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Results of Operations

Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products	$27,552	$22,904	$4,648	20%	$64,207	$54,794	$9,413	17%
Percentage of total revenue	61%	63%			57%	59%
Technical support and professional services	17,654	13,260	4,394	33%	48,235	37,809	10,426	28%
Percentage of total revenue	39%	37%			43%	41%

Total revenue	$45,206	$36,164	$9,042	25%	$112,442	$92,603	$19,839	21%

The increase in our product revenue for the three months and nine months ended September 30, 2011, as compared to the prior-year period, was primarily due to increased sales revenue from U.S. commercial and international customers and the sales product mix favoring our higher priced sensor products.

The increase in our services revenue for the three months and nine months ended September 30, 2011, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products	$7,986	$5,748	$2,238	39%	$18,757	$14,191	$4,566	32%
Percentage of total revenue	17%	16%			17%	15%
Technical support and professional services	2,141	1,715	426	25%	6,161	4,777	1,384	29%
Percentage of total revenue	5%	5%			5%	5%

Total cost of revenue	$10,127	$7,463	$2,664	36%	$24,918	$18,968	$5,950	31%

Percentage of total revenue	22%	21%			22%	20%

The increase in our product cost of revenue for the three months ended September 30, 2011, as compared to the prior-year period, was primarily due to the sales product mix favoring our higher priced and more costly sensor products, the amortization of acquired technology intangible assets and a $1.0 million expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products.

The increase in our product cost of revenue for the nine months ended September 30, 2011, as compared to the prior-year period, was primarily due to the sales product mix favoring our higher priced and more costly sensor products, an increase in inventory write-downs related to excess and obsolete inventory as a result of the introduction of new products, the amortization of acquired technology intangible assets and a $1.0 million expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products.

The increase in our services cost of revenue for the three months and nine months ended September 30, 2011, as compared to the prior-year period, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, provide professional services to our customers and increased hardware service expense we pay to our third-party integrators to help maintain our install base.

Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Products	$19,566	$17,156	$2,410	14%	$45,450	$40,603	$4,847	12%
Product gross margin	71%	75%			71%	74%
Technical support and professional services	15,513	11,545	3,968	34%	42,074	33,032	9,042	27%
Technical support and professional services gross margin	88%	87%			87%	87%

Total gross profit	$35,079	$28,701	$6,378	22%	$87,524	$73,635	$13,889	19%

Total gross margin	78%	79%			78%	80%

Product gross margin decreased for the three months ended September 30, 2011, as compared to the prior-year period, primarily due to the amortization of acquired technology intangible assets and a $1.0 million expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products.

Product gross margin decreased for the nine months ended September 30, 2011, as compared to the prior-year period, primarily due to an increase in inventory write-downs related to excess and obsolete inventory as a result of the introduction of new products, the amortization of acquired technology intangible assets and a $1.0 million expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products.

Technical support and professional services gross margin for the three months and nine months ended September 30, 2011, remained relatively flat over the prior-year period.

Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Research and development	$9,260	$5,146	$4,114	80%	$24,296	13,283	$11,013	83%
Percentage of total revenue	20%	14%			22%	14%
Sales and marketing	16,304	12,397	3,907	32%	45,580	34,426	11,154	32%
Percentage of total revenue	36%	34%			41%	37%
General and administrative	5,086	5,345	(259)	(5)%	14,451	14,400	51	0%
Percentage of total revenue	11%	15%			13%	16%
Depreciation and amortization	970	811	159	20%	2,858	2,458	400	16%
Percentage of total revenue	2%	2%			3%	3%

Total operating expenses	$31,620	$23,699	$7,921	33%	$87,185	$64,567	$22,618	35%

Percentage of total revenue	70%	66%			78%	70%

Research and development expenses for the three months ended September 30, 2011 increased over the prior-year period, primarily due to an increase of $1.7 million in salaries, incentive compensation and benefits as a result of additional personnel, including the hiring of former Immunet employees, an increase of $0.8 million in consulting fees, $0.7 million for the accrual of retention obligations related to our hiring of former Immunet employees and an increase of $0.6 million in stock-based compensation expense.

Research and development expenses for the nine months ended September 30, 2011 increased over the prior-year period, primarily due to an increase of $4.6 million in salaries, incentive compensation and benefits as a result of additional personnel, including the hiring of former Immunet employees, an increase of $2.2 million in consulting fees, $2.0 million for the accrual of retention obligations related to our hiring of former Immunet employees and an increase of $1.4 million in stock-based compensation expense.

Sales and marketing expenses for the three months ended September 30, 2011 increased over the prior-year period, primarily due to an increase of $2.4 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $0.5 million in stock-based compensation expense, an increase of $0.5 million in travel and travel-related expenses and an increase of $0.2 million in advertising, promotion, partner-marketing programs and trade show expenses.

Sales and marketing expenses for the nine months ended September 30, 2011 increased over the prior-year period, primarily due to an increase of $6.4 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $1.8 million in stock-based compensation expense, an increase of $1.0 million in travel and travel-related expenses and an increase of $0.5 million in advertising, promotion, partner-marketing programs and trade show expenses.

General and administrative expenses for the three months ended September 30, 2011 decreased from the prior-year period, primarily due to a net decrease of $0.2 million in professional fees and a decrease of $0.2 million in salaries, incentive compensation, and benefits, partially offset by an increase of $0.1 million in stock-based compensation expense.

General and administrative expenses for the nine months ended September 30, 2011 increased slightly from the prior-year period, primarily due to an increase of $0.6 million in stock-based compensation expense, offset by a net decrease of $0.5 million in professional fees.

Depreciation and amortization expense for the three months and nine months ended September 30, 2011 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.

Provision for (benefit from) income taxes. The following table shows benefit from income taxes (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Provision for (benefit from) income taxes	$1,423	$847	$576	68%	$(1,816)	$(6,426)	$4,610	(72)%

Our effective tax rate for the three months ended September 30, 2011 is an expense of 42%, compared to an expense of 17% in the prior-year period. Our effective tax rate for the nine months ended September 30, 2011 is a benefit of 757%, compared to a benefit of 70% in the prior-year period. Our benefit from income taxes for the nine months ended September 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.1% and a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the first quarter of 2011. Our 2011 estimated annual effective tax rate includes the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits projected for 2011. The net benefit recorded for the nine months ended September 30, 2010 was primarily due to a tax benefit of $7.6 million recorded upon our decision in the second quarter of 2010 to release the valuation allowance recorded against our deferred tax assets in the U.S.

In the first quarter of 2011, we established a liability of $0.3 million for uncertain tax positions recognized in the current year. The amount of the reserve for uncertain tax benefits that, if released, would impact the effective tax rate was $0.3 million as of September 30, 2011.

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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation to adjusted income from operations:
GAAP income from operations	$3,459	$5,002	$339	$9,068
Stock-based compensation expense	4,291	2,950	10,784	6,881
Amortization of acquisition-related intangible assets	252	—	756	—
Other acquisition-related expenses*	667	—	2,123	—

Adjusted income from operations	$8,669	$7,952	$14,002	$15,949

Adjusted income from operations as % of revenue	19.2%	22.0%	12.5%	17.2%

Reconciliation to adjusted net income:
GAAP net income	$1,995	$4,215	$2,056	$15,573
Stock-based compensation expense	4,291	2,950	10,784	6,881
Amortization of acquisition-related intangible assets	252	—	756	—
Other acquisition-related expenses**	781	—	2,465	—
Tax credit for research and experimentation	—	—	(2,001)	—
Release of the valuation allowance	—		—	(7,613)
Income tax adjustment***	(1,637)	(1,957)	(4,801)	(4,422)

Adjusted net income	$5,682	$5,208	$9,259	$10,419

Adjusted net income per share – basic	$0.20	$0.19	$0.32	$0.38
Adjusted net income per share – diluted	$0.19	$0.18	$0.31	$0.36

Weighted-average shares outstanding – basic	28,733,267	27,818,610	28,503,974	27,537,080
Weighted-average shares outstanding – diluted	29,630,833	28,835,105	29,402,275	28,834,327

Reconciliation to free cash flow:
GAAP net cash provided by (used in) operating activities	$(334)	$346	$(421)	$19,641
Purchase of property and equipment	(1,630)	(2,331)	(4,344)	(4,384)

Free cash flow	$(1,964)	$(1,985)	$(4,765)	$15,257

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.
**	Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.
***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash and cash equivalents:
Provided by (used in) operating activities	$(421)	$19,641
Used in investing activities	(6,699)	(2,507)
Provided by financing activities	4,023	4,829

Increase (decrease) in cash and cash equivalents	(3,097)	21,963
Cash and cash equivalents at beginning of period	54,410	53,071

Cash and cash equivalents at end of period	51,313	75,034
Investments	92,812	67,546

Total cash, cash equivalents and investments	$144,125	$142,580

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2011 is the result of changes in our operating assets and liabilities of $17.4 million, which includes a payment of $11.0 million for a long-term contract for a third-party to provide maintenance and support services for certain product offerings, offset by our net income of $2.1 million and $14.9 million of net non-cash revenues and expenses. Cash provided by operating activities for the nine months ended September 30, 2010 is the result of our net income of $15.6 million, $2.2 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets, and changes in our operating assets and liabilities of $1.8 million.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2011 was primarily the result of purchases of investments of $118.1 million, $7.1 million for acquisition-related payments and capital expenditures of $4.3 million, partially offset by maturities of investments of $122.9 million. Cash used in investing activities for the nine months ended September 30, 2010 was primarily the result of purchases of investments of $80.1 million and capital expenditures of $4.4 million, partially offset by maturities of investments of $81.9 million.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.

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

Our short-term liquidity requirements through September 30, 2012 consist primarily of the funding of working capital requirements, capital expenditures and the remaining payments related to our acquisition of Immunet. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of September 30, 2011, we had cash, cash equivalents and investments of $144.1 million and working capital of $124.4 million.

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

An estimate of the revenue that would have been reported if we had applied the new guidance for multiple deliverable arrangements for non-software deliverables for the three months ended September 30, 2010 is $36.6 million compared to the $36.2 million of revenue recognized under the industry specific software revenue recognition rules and for the nine months ended September 30, 2010 is $93.7 million compared to the $92.6 million of revenue recognized under the industry specific software revenue recognition rules.

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

No material changes in our market risk occurred from December 31, 2010 through September 30, 2011. Information regarding our market risk at December 31, 2010, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Repurchase of Equity Securities During the Period Ended September 30, 2011

The following table provides information about purchases by us during the three months ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.

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

These were the only repurchases of equity securities made by us during the three months ended September 30, 2011. We do not currently have a stock repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/1/2011 – 9/30/2011	125	(1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2011.

SOURCEFIRE, INC.

By:	/s/ John C. Burris
John C. Burris Chief Executive Officer
(duly authorized officer)

By:	/s/ Todd P. Headley
Todd P. Headley Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X