Form 10-K
period 2011-12-31
SOURCEFIRE INC
filed 2012-02-29
CIK 1168195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date, was approximately $822 million.

As of February 23, 2012, there were outstanding 29,135,097 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2011.

SOURCEFIRE, INC.

Form 10-K

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

Sourcefire, the Sourcefire logo, Snort, the Snort and Pig logo, ClamAV, FireAMP, FirePOWER, FireSIGHT and certain other trademarks and logos are trademarks or registered trademarks of Sourcefire, Inc. in the United States and other countries. This annual report also refers to the products or services of other companies or persons by the trademarks and trade names used and owned by those companies or persons.

PART I

Item 1.	BUSINESS

Overview

Sourcefire delivers intelligent cybersecurity technologies. Our comprehensive portfolio of solutions enables commercial enterprises and government agencies worldwide to manage and minimize cybersecurity risks. From our industry-leading next-generation network security platform to our advanced malware protection, Sourcefire provides customers with Agile Security™ that addresses the need for more informed, adaptive, and automated security solutions to protect today’s dynamic information technology environments from constantly changing threats.

We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies and small and mid-size businesses. For the years ended December 31, 2011, 2010, and 2009, we generated approximately 75%, 75%, and 77% of our revenue from customers in the United States and 25%, 25%, and 23% from customers outside of the United States, respectively. We increased our total revenue from $130.6 million in 2010 to $165.6 million in 2011, representing an annual growth rate of 27%. For the year ended December 31, 2011, product revenue and services revenue represented 59% and 41% of our total revenue, respectively. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments of our business.

Business Developments

Product Enhancements and New Product Markets

During 2011, we enhanced our core next-generation intrusion prevention product line and expanded our solutions to two adjacent markets, the next generation firewall and advanced malware protection markets. This included the introduction of:

•	Sourcefire 8000 Series appliances with FirePOWER™, to provide a universal security architecture and deliver energy-efficient, market-leading performance.

•

Sourcefire Next-Generation IPS with Application Control, offering the ability to add a control license to provide granular control of more than 1,000 applications – managing access and functionality by user and user group.

•	The industry’s first IPS for 40 Gigabit Ethernet networks.

•	Sourcefire Next-Generation Firewall (NGFW): Sourcefire’s industry-leading NGIPS, integrated application control and firewall functionality in a universal, high-performance security appliance.

•	Sourcefire FireAMP™; an intelligent, enterprise-class malware discovery and analysis solution that analyzes and blocks malware through big data analytics.

Sales Channel Expansion

In 2011, we expanded our indirect sales channel by:

•	Launching a North American distribution program with industry-leading channel distributors, SYNNEX Corporation and COMPUTERLINKS.

•	Increasing the number of partners in our indirect sales channel from 339 at December 31, 2010 to 576 at December 31, 2011.

•	Increasing the number of partner employees certified on our products from 201 at December 31, 2010 to 343 at December 31, 2011.

Our Industry

According to Gartner, Inc., an independent IT market research firm, enterprise security infrastructure is forecasted to be a $24.9 billion market in 2012. Gartner estimates that the intrusion prevention market, our core business, was approximately $1.7 billion in 2011 and is projected to grow to $2.1 billion in 2014. In 2011, we launched new solutions into two adjacent markets – next generation firewalls and advanced malware protection. According to Gartner data, this is expected to increase our addressable market from approximately $1.7 billion to more than $10 billion over the next 4 years. We expect that demand for security solutions will continue to rise as organizations seek to address various growing and evolving security challenges, including:

Increasing Change of IT environments. The nature of computing is changing. Today’s environments are experiencing a proliferation of devices, users, and web applications all connecting over an ever-changing network of physical devices, virtualized data centers, and clouds. This results in new attack vectors available to hackers to access identity data, trade and classified secrets, intellectual property, and critical infrastructure. Trends of consumerization (bring your own device to work), mobilization, and virtualization are driving these changes and the rate of change is increasing.

Greater Sophistication, Severity and Frequency of Attacks. In contrast to the hobbyist hackers of the past, today’s attackers are motivated by financial gain. These motivated attackers are employing much more sophisticated tools and techniques to generate profits for themselves and their well-organized and well-financed sponsors, including organized crime and nation states. Their attacks are increasingly difficult to detect and their tools often establish command and control points on compromised network assets with little or no discernible effect, facilitating future access to the assets, the data, and the networks on which they reside.

Diverse Demands on Security Administrators. Targeted security solutions such as firewalls, intrusion prevention systems, URL filters, spam filters and advanced malware protection are critical layers to enhancing security. However, they can create significant administrative burdens on personnel who must manage numerous disparate technologies that are seldom integrated and often difficult to use. Most security products require manual, labor-intensive incident response and investigation by security administrators, especially when “false positive” results are generated. Compounding these resource constraint issues, many organizations are increasingly challenged by the loss of key personnel as the demand for security experts has risen dramatically in traditional corporate settings, government agencies and a growing number of start-up security companies.

Heightened Government and Industry Regulation. Rapidly increasing government regulation mandates compliance with increased security requirements, escalating demand for solutions that both meet compliance requirements and reduce the burden of compliance reporting and enforcement. These regulations include the Payment Card Industry Data Security Standard, or PCI DSS, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as the Sarbanes-Oxley Act of 2002 for risk management and the Federal Information Security Management Act, or FISMA, which is designed to protect national defense initiatives.

Our Vision

Due to the growing and evolving nature of security challenges, Sourcefire believes that the approach to security must also evolve. The best solutions must be agile, based on a continuous process and supported by advanced technologies to better detect, analyze and prevent relentless and sophisticated attacks. Sourcefire calls this vision Agile Security.

Sourcefire’s Agile Security vision drives the engineering of our technology and solutions. This vision reflects the realities of today’s network and computer security disciplines and is grounded in four essential elements:

See .......Clarity and vision, reflecting the who, what, where reality of your environment, as it exists right now.

Learn ...Applying intelligence to raw data to improve understanding and decision-making.

Adapt ...Automatic evolution and modification of defenses in response to change.

Act ........Decisive, flexible, and automated responses to events.

Through a continuous process of See, Learn, Adapt and Act, solutions that enable Agile Security can deliver effective protection because they have the ability to respond to continuous change.

Our Products

Sourcefire’s portfolio of solutions and technologies designed to deliver Agile Security is comprised of hardware with embedded software, software and cloud-based solutions.

Network Security Platform

•

Sourcefire Appliances – Sourcefire appliances are highly scalable, offering a range of throughput speeds from 5 megabytes per second, or Mbps, to 40 gigabytes per second, or Gbps for threat inspection and up to 80 Gbps throughput for packet filtering. The 8000 Series FirePOWER™-based appliances offer a modular and energy efficient design. Customers can select the number and type of network modules required providing lower cost options and “pay as you grow” capabilities. These appliances can also be stacked to increase throughput as needed. The FirePOWER-based appliances provide a low-latency, single-pass architecture supporting multiple security applications in a converged platform so users can augment security capabilities over time. All Sourcefire appliances are responsible for detecting, blocking and analyzing network traffic.

•

Sourcefire IPS® (Intrusion Prevention System) – Built on the foundation of Snort, Sourcefire IPS uses a rules-based language—a powerful combination of signature-, protocol-, and vulnerability-based inspection methods—to examine network packets for threats. Sourcefire IPS allows users to create, edit, and view detection rules, and full packet payloads are logged for every event so users can see exactly what threatening traffic has been detected. Sourcefire appliances equipped with Sourcefire IPS software can be placed in passive intrusion detection, or IDS, mode to notify users of network traffic or in inline IPS mode to block threats.

•

Sourcefire NGIPS® (Next Generation Intrusion Prevention System) – Sourcefire’s NGIPS adds FireSIGHT™ awareness technology to our standard IPS protection. FireSIGHT provides real-time persistent visibility into the composition, behavior, topology (the relationship of network components), and risk profile of the network, as well as the correlation of security and network events with specific users. Network intelligence and ‘context’ feeds the Sourcefire Defense Center® automated decision-making and network policy enforcement to resolve security and compliance events more quickly and easily. The ability to continuously discover characteristics and vulnerabilities of practically any computing device communicating on a network enables Sourcefire NGIPS to more precisely identify and block threatening traffic and to more efficiently classify threatening and/or suspicious behavior. In addition, Sourcefire NGIPS can aggregate NetFlow data from Cisco routers and switches, extending the reach of Sourcefire’s network behavior analysis.

•

Sourcefire NGIPS with Application Control – Sourcefire NGIPS customers can purchase a Control License to provide granular control of more than 1,000 applications – detecting applications and managing access and functionality by user and user group. With the Control License customers can also purchase an optional URL Filtering service that provides a list of over 280 million URLs for filtering by site or reputation.

•

Sourcefire NGFW (Next Generation Firewall) –Sourcefire NGFW offers application control integrated with Sourcefire’s industry-leading NGIPS and firewall capabilities in a universal, high-performance security appliance. The solution is designed to bring together control and effective prevention in a flexible, high-performance agile engine to satisfy the larger need for complete enterprise visibility, adaptive security, and advanced threat protection. Key capabilities include: application control; real-time network and user intelligence; IT policy compliance whitelists; NGIPS threat prevention; automated impact assessment and policy tuning; network behavior analysis; sensitive data filtering; stateful firewall inspection; switching, routing and NAT; and optional URL filtering.

•

Sourcefire SSL Appliance – The Sourcefire SSL Appliance decrypts SSL traffic for inspection by network security appliances, allowing security teams to monitor SSL traffic for embedded attacks and data leakage. We believe the SSL Appliance is the highest performing product in the market with the most comprehensive feature set. It requires minimal configuration changes and is designed to work with all security devices.

Advanced Malware Protection

Sourcefire’s advanced malware protection solution uses technology that Sourcefire acquired and further developed through the strategic purchase of Immunet Corporation on December 30, 2010.

FireAMP™ – FireAMP is an intelligent, enterprise-class advanced malware protection solution that uses big data analytics to discover, understand and block advanced malware outbreaks. FireAMP delivers the visibility and control needed to stop threats missed by other security layers. With FireAMP, Sourcefire is first to market with new capabilities to identify the point of entry of the malware and propagation path across the network, provide detailed information on malware behavior, immediately block outbreaks with custom detections, and automatically remediate threats previously missed without full scans.

Management

Sourcefire Defense Center® – The Defense Center unifies the critical security functions of the Sourcefire next-generation network security platform—NGIPS, NGIPS with Application Control, and NGFW—using FireSIGHT awareness technology to correlate and prioritize event data with network and user awareness. Through this powerful management tool, customers can conduct forensic analysis, trends analysis, reporting and alerting. Customers can control multiple Sourcefire appliances from a single management console while aggregating and analyzing security and compliance events from across the organization. Defense Center is highly scalable and extensible, providing application programming interfaces, or APIs, to interoperate with a variety of third-party systems, such as firewalls, routers, log management, Security Information Event Management, or SIEMs, trouble ticketing, patch management systems and other technologies.

Virtual Security

Sourcefire Virtual Appliance™ – The Sourcefire Virtual Appliance extends NGIPS capabilities where physical appliances are impractical. Sourcefire offers security solutions for VMware, Citrix (Xen) and Red Hat (KVM) virtual environments. These appliances provide the capability to inspect communications between different virtual machines residing on the same box, providing the same control and protection as their physical counterparts.

Sourcefire Virtual Defense Center™ – Identical in functionality to Sourcefire’s physical Defense Center management console, the Sourcefire Virtual Defense Center is the ‘nerve center’ providing central management, event analysis, and reporting. The solution is highly scalable and can manage both physical and virtual appliances.

Our Open Source Projects

Sourcefire embraces open source technology as a means to fuel collaboration and innovation in the security industry. Marked by accelerated development and a community of experts that continually reviews, tests and proposes improvements, these technologies deliver high-quality, affordable solutions.

Sourcefire manages some of the world’s most respected open source security initiatives, including:

Snort – The traffic inspection engine used in our intrusion prevention system is the open source technology called Snort. Snort uses a rule-driven language which combines the benefits of signature, protocol, and anomaly-based inspection methods. Snort has become the de facto industry standard for intrusion prevention. We believe that most Fortune 100 companies and 30 of the largest U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. Because of its wide availability, Snort is also the standard intrusion technology used in colleges and universities worldwide to teach network security.

ClamAV – ClamAV is one of the most commonly used open source anti-malware products in the world. Renowned for its speed and accuracy, ClamAV has been integrated within leading enterprise solutions to identify deeply embedded threats such as viruses, trojans, spyware and other forms of malware.

Razorback – Established in August 2010, Razorback is an innovative open-source project that addresses complex threat detection and protection, including deep file inspection and defense coordination. This project is intended to provide enterprise defense teams with an open source detection platform for developing the kinds of detection necessary to combat ‘Advanced Persistent Threat’, or APT, and client-side attacks in conjunction with their existing security technologies.

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

Sourcefire Professional Services – Sourcefire offers a variety of professional services solutions to provide customers and partners with best practices for planning, installing, configuring and managing all components of the Sourcefire product portfolio. The Sourcefire Professional Services Team provides individualized, highly concentrated attention that gives organizations a “running start” and lasting knowledge transfer.

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

Our Competitive Strengths

We are a leading provider of products and services that support Agile Security, enabling our customers to protect their IT environments in an intelligent, effective, and highly automated manner. Our competitive strengths include:

Advanced Protection. Sourcefire’s innovative and industry-leading technologies have been demonstrated, through third party tests, to provide the best protection available against both client-side and server-side attacks. In a world with dynamically evolving threats, targeted attacks, and advanced persistent threats, the ability to customize protection is a requirement. Based on the flexibility of Snort, customers can create their own custom rules and signatures to protect their unique environments.

Comprehensive Network and User Intelligence. Sourcefire’s FireSIGHT awareness technology provides real-time persistent visibility into the composition, behavior, topology (the relationship of network components), and risk profile of the network, as well as the correlation of security and network events with specific users. The ability to continuously discover characteristics and vulnerabilities of practically any computing device communicating on a network enables Sourcefire NGIPS and NGFW to more precisely identify and block threatening traffic and to more efficiently classify threatening or suspicious behavior. Correlation and context provide automatic decision-making and automated policy enforcement and tuning to resolve security and compliance events more quickly and easily.

Intelligent Security Automation. Our solutions are designed to adapt to constant change with intelligent automation. Automated impact assessment and policy tuning enable customers to evolve and modify defenses for their unique environment in the face of rapid change, despite limited resources or lack of expertise.

Real-Time Approach to Security. Our approach to security enables our customers to secure their environments by providing real-time defense against both known and unknown threats. Our solutions are designed to support a continuum of security functions that span pre-attack hardening of assets, high fidelity attack identification and disruption and real-time compromise detection and incident response.

Leading-Edge Performance. Our solutions are built to maintain high performance across the network while also providing high levels of network security. Specifically, our FirePOWER hardware acceleration technology delivers 10 Gbps of threat inspected throughput with latency in the microseconds, and up to 40 Gbps of threat inspected throughput and up to 80 Gbps throughput of packet filtering when stacked. Our NGIPS technology incorporates advanced traffic processing functionality, including packet acquisition, protocol normalization and target-based traffic inspection, which yields increased inspection precision and efficiency and enables more granular inspection of network traffic. Our next generation network security platform deploys a single-pass, hardware-accelerated design to afford maximum scalability, threat effectiveness, performance and security.

The Open Source Community. Since our founding in 2001, we have been a staunch advocate for open source security solutions. Over the years, this has developed into a key competitive distinction. We manage the security industry’s leading open source initiative, Snort®, which was first published in 1998 by Sourcefire founder and Chief Technology Officer, Martin Roesch, and has become the de facto standard for intrusion detection and prevention. We also manage the ClamAV® and Razorback™ open source security initiatives. These solutions form the foundation of our commercial product offerings which we extend by including enterprise-class features, manageability, scalability, performance, and support. We believe that the combined open source user communities of Snort, ClamAV and Razorback, along with the more than two million installations of the Immunet consumer solution, provide us with significant benefits, including a broad threat intelligence network, significant research and development leverage, and a large pool of security experts that are skilled in the use of our technologies. These communities enable us to more cost-effectively test new algorithms and concepts on a vast number of diverse networks and significantly expedite the process of product innovation. We believe that the broad acceptance of these products makes us one of the most trusted sources of security solutions.

Security Industry Intelligence. The Sourcefire VRT is a group of leading edge network security experts who proactively discover, assess and respond to the latest trends in hacking activities, intrusion attempts and vulnerabilities. Some of the most renowned security professionals in the industry, including the authors of several standard security reference books, are members of the Sourcefire VRT. This team is also supported by the vast resources of the open source Snort and ClamAV communities and the Immunet community, making it the largest group dedicated to advances in the network security industry. The VRT’s research and insights into network security are published on http://vrt-sourcefire.blogspot.com/.

Our Growth Strategy

Our goal is to become the preeminent provider of commercial and open source cybersecurity solutions on a global basis by:

•

Expanding the breadth of, and our leadership in, security solutions. Sourcefire is expanding our product and service portfolio by creating purpose-built solutions to address specific market and user problems. In 2011 we launched two innovative solutions into two adjacent markets – next generation firewalls and advanced malware protection. This is expected to increase our addressable market from approximately $1.7 billion to more than $10 billion over the next 4 years. Over time we expect to penetrate these and additional markets with innovative products and technologies. By leveraging the intelligence from the open source community, we believe that we have more visibility into threats worldwide, and that we will be able to continue our leadership position in providing users access to the latest information on current threats and ways to protect their organizations against them.

•

Growing our international presence. International expansion is a key initiative and we continue to increase our international head count to support our expansion into new territories, to manage our growing network of channel partners and to meet the growing demand for our solutions.

•

Expanding relationships with partners, resellers, distributors, MSSPs and government integrators. We intend to expand our indirect sales channel, both internationally and domestically, to create a more leveraged sales model. We have established our Global Security Alliance Channel program to strengthen channel reseller relationships and support them through meaningful programs, including higher margin participation, training, and marketing activities. In 2011, we launched our first North American distribution partnerships with recognized channel leaders, SYNNEX and COMPUTERLINKS. We are making investments in our partners and our objective is to continue to increase the percentage of channel-influenced revenue.

•

Continuing to develop innovative network security technology; evaluating selective adjacent market technologies for partnering or potential acquisition. We intend to maintain and enhance our technological leadership position in network, advanced malware, and cloud-based security. We will continue to invest significantly in internal development and product enhancements and to recruit, train, develop and retain experienced security professionals to broaden our proprietary knowledge base.

Awards and Certifications

We have received numerous industry awards and certifications since January 1, 2011, including:

•	‘Best IPS’ by Information Security Magazine, 2011. Sourcefire was honored with the ‘Readers’ Choice Award for best intrusion detection/prevention product.

•	‘Best IDS/IPS Product’ by SC Magazine, February 2011. Sourcefire was honored with the ‘Reader Trust Award’ for best-in-class intrusion detection and prevention.

•	Top ‘Recommend’ rating with best detection and fastest throughput, Sourcefire 8260 Appliance, Network Intrusion Prevention System Individual Product Test Results, NSS Labs Inc., April 2011.

•	‘Five-Star Rating’ by Everything Channel Partner Program Guide, April 2011. For the second consecutive year, the Sourcefire Channel Program was recognized for its Global Security Alliance Program.

•

Global Customer Value Enhancement Award by Frost & Sullivan, September 2011. Sourcefire was recognized for providing the best customer value in the IPS market based on customer service and satisfaction.

•

Common Criteria Certification by the National Information Assurance Partnership, April 2011. Sourcefire’s full IPS product line was evaluated and certified using the Common Methodology for IT Security Evaluation for conformance to the Common Criteria.

•

IPv6 Testing by ICSA Labs, June 2011. Sourcefire was among the first IT security vendors to complete the Federal IPv6 Testing program, successfully satisfying U.S. federal government IPv6 test requirements (USGv6) for the Sourcefire Defense Center®.

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

For the year ended December 31, 2011, two customers, a distributor of our products to the U.S. government, EC America, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 18% and 11%, respectively, of total revenue. For the year ended December 31, 2010, two customers, a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 16% and 11%, respectively, of total revenue. For the year ended December 31, 2009, a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, accounted for 20% of total revenue.

Sales and Marketing

We market and sell our appliances, software and services directly to our customers through our direct sales organization and indirectly through our global network of resellers, distributors, MSSPs, government integrators and other partners.

Sales. Our sales organization is organized into two geographic regions: the U.S. and International. We maintain sales offices in North America, Europe, Latin America and Asia. Our sales personnel are responsible for market development, including managing our relationships with resellers and distributors, assisting them in winning and supporting key customer accounts and acting as liaisons between the end customers and our marketing and product development organizations. We employ dedicated, regional channel managers to support partner sales and activities. We are also investing in the capacity of our international sales and channel personnel to provide expanded levels of support throughout Europe, Latin America, and the Asia/Pacific region.

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

Marketing. Our marketing activities consist primarily of product marketing, product management and sales support programs. Marketing also includes public relations, social media, advertising, our corporate website, trade shows, and direct marketing. Our marketing programs are designed to build the Sourcefire brand, increase customer awareness, generate leads and communicate our product advantages. We also use our marketing programs to support the sale of our products through new channels and to new markets.

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

Cloud Technology Group. The Cloud Technology Group focuses on the research and development of next generation cloud-based security technologies. This includes the development of advanced malware protection, cloud-delivered security intelligence, and a broader cloud-security platform.

Vulnerability Research Team. Our VRT is comprised of leading security experts working to proactively discover, assess and respond to the latest network threats and security vulnerabilities. By gathering and analyzing this information, our VRT creates and updates Snort rules, ClamAV signatures, and security tools that are designed to identify, characterize and defeat attacks. The VRT also supports FireAMP’s file analysis that provides detailed information on malware behavior.

Our VRT participates in extensive collaboration with hundreds of network security professionals in the Snort, ClamAV, Immunet and Sourcefire user communities and other security authorities to learn of new vulnerabilities and exploits. Because of the knowledge and experience of our VRT personnel, as well as its extensive coordination with the open source community, we believe that we have access to one of the largest and most sophisticated groups of IT security experts researching vulnerability and threats on a real-time basis.

Our research and development expense was $33.1 million, $18.8 million, and $16.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Backlog

While it is our practice to promptly ship our products upon receipt of properly finalized purchase orders, we generally have product license orders that have not shipped as of the end of a particular period. In the ordinary course of our business, such orders are generally shipped within 30 days. Although the amount of such product license orders varies, we do not believe the amount of such orders, as of any particular date, is a reliable indicator of our future performance.

Manufacturing and Suppliers

We typically hold limited inventory. We utilize two principal contract equipment manufacturers to source components, assemble, integrate and test our appliances and to ship those appliances to our customers. The two principle contract manufacturers give us manufacturing presence in North America, Latin America, Europe and Asia. In addition, we utilize a third contract manufacturer to design and integrate some of our software and hardware components for use in the high-performance models of our appliances. Our agreements with these contract manufacturers are non-exclusive and subject to expiration at the end of terms ranging from one to three years. We would be faced with the burden, cost and delay of having to qualify and contract with a new supplier if any of these agreements expire or terminate for any reason.

Intellectual Property

To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. We hold 20 issued patents and have dozens of patent applications pending for examination in the U.S. and foreign jurisdictions. The claims for which we have sought patent protection relate to methods and systems we have developed for intrusion detection and prevention and anti-malware detection used in our solutions. In addition, we utilize contractual provisions, such as non-disclosure and non-compete agreements with our employees and consultants, and confidentiality procedures to strengthen our protection.

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

Competition

The market for cybersecurity solutions is intensely competitive and we expect strong competition to continue in the future. Many of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources and other market advantages. Increasingly, commoditized security protection is offered by third parties at significant discounts to our prices or, in some cases is bundled for free. Potential customers may perceive our products as less valuable or even unnecessary if similar functionality is available at a significant discount or free.

Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may have greater resources to devote to the promotion and sale of their products.

Our principal competitors are set forth below:

Network Security. In the market for network security, including intrusion prevention and next generation firewall, our chief competitors generally fall within the following categories:

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

Advanced Malware and Endpoint Protection. Sourcefire has entered the endpoint protection market with an emphasis on the emerging advanced malware protection market. Sourcefire’s solutions complement existing endpoint and network security products to protect from threats that may bypass these existing defenses. In the enterprise and consumer anti-malware markets, our chief competitors are large established endpoint protection market players and new entrants in an emerging advanced malware protection market. New market entrants consist primarily of early stage venture-backed point product companies with a singular focus and aggressive sales and marketing efforts.

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

Employees

As of December 31, 2011, we had 451 employees, of whom 136 were engaged in product research and development and 191 were engaged in sales and marketing. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have good relations with our employees.

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

The U.S. and global economies have experienced a period of prolonged economic weakness, including a reduction in business confidence and activity, reduced capital spending, a lack of availability of credit, high unemployment and disruptions in financial markets. These and other factors have affected, and in the future may affect, one or more of the industries or geographies to which we sell our products and services. Our customers include, but are not limited to, financial institutions, defense contractors, health care providers, information technology companies, telecommunications companies and retailers. These customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our products or services. In addition, negative effects on the financial condition of our resellers and distributors could affect their ability or willingness to market our product and service offerings; negative effects on the financial condition of our product manufacturers could affect their ability to manufacture our products; and declines in economic and market conditions could impair our short-term investment portfolio. Any of these developments could adversely affect our revenue and results of operations.

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

Federal and state governments have become important customers for us. There can be no assurance that we will maintain or grow our revenue from these customers. Contracts with the U.S. federal and state government agencies collectively accounted for 21%, 25% and 29% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our reliance on government customers subjects us to a number of risks, including:

•

Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability. Reductions or delays in funding, including delays caused by the failure to pass a budget, continuing resolutions or other temporary funding arrangements, could adversely impact public sector demand for our products. As of the date of this Annual Report, the U.S. federal government has not adopted a budget for its fiscal year ending September 30, 2012 and is operating under a continuing budget resolution, which has resulted in reduced spending levels by U.S. government agencies. We believe that reduced federal spending levels and the uncertainty related to the federal budget process negatively affected our sales to the federal government for the year ended December 31, 2011, and may negatively affect our results of operations in the future ;

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

For example, Cisco Systems, Inc., IBM Corporation, HP Corporation, Intel Corporation, as a result of its acquisition of McAfee, Inc., and Check Point Software Technologies, Ltd. have intrusion detection or prevention technologies that compete with our network security product offerings. Similarly, several large and small companies have anti-malware and endpoint protection products that compete with our FireAMP product. In addition, our Next Generation Firewall product competes with both new and traditional firewall vendors.

Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases, broader product portfolios, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, in some cases our competitors have aggressively reduced, and could continue to reduce, the price of their security monitoring, detection, prevention and response products, managed security services, maintenance and support services, and other security services and products which intensifies pricing pressures within our market.

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

•

reductions or delays in funding for projects by U.S. federal and state government agencies, for example the reductions and delays in spending that have resulted, and may continue to result, from the failure of the U.S. federal government to adopt a budget for its fiscal year ending September 30, 2012,

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

As part of our growth strategy, we have expanded, and intend to continue to expand, our indirect distribution channel. Our ability to sell our network security software and other products in new markets and to increase our share of existing markets will be impaired if we fail to manage or expand our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through strategic resellers, distributors, MSSPs, government integrators and other partners. As of December 31, 2011, we had agreements with 576 third parties for the distribution of our products, compared to 339 as of December 31, 2010. We cannot predict the extent to which these companies will be successful in marketing or selling our products. There is a risk that our pace of entering into such agreements may slow. In addition, our agreements with these companies could be terminated on short notice, and the agreements do not prevent these companies from selling the network security software of other companies, including our competitors. Any distributor of our products could give higher priority to other companies’ products or to their own products than they give to ours, which could cause our revenue to decline. There is also a risk that some or all of our resellers, distributors and other partners may be acquired, change their business models or go out of business, any of which could adversely affect our business.

We are subject to risks of operating internationally that could impair our ability to grow our revenue abroad.

We market and sell our products in the United States and internationally, and we plan to increase our international sales presence. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 25%, 25% and 23% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:

•	economic or political instability in foreign markets;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	import and export controls;

•	the uncertainty of protection for intellectual property rights in some countries;

•	compliance with tax laws in multiple jurisdictions;

•	the failure to realize expected tax benefits associated with our international operations;

•	changes in regulatory or tax requirements;

•	costs of compliance and penalties for noncompliance with foreign laws and laws applicable to companies doing business in foreign jurisdictions;

•	costs of compliance and penalties for noncompliance with laws and regulations regarding consumer and data protection, privacy and encryption;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	foreign currency exchange rate fluctuations.

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

We spend substantial amounts of time and money to research and develop new products and enhance versions of our open source and proprietary commercial products. In 2011, we developed and introduced new products in two adjacent markets, Sourcefire Next Generation Firewall in the next generation firewall market and Sourcefire FireAMP in the advanced malware and endpoint protection market. In addition, we introduced new versions of our next generation intrusion prevention system products. We introduce new products and incorporate additional features, improve functionality or add other enhancements to our existing products in order to meet our customers’ rapidly evolving demands for security in our highly competitive industry. When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing the products to market.

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

For the years ended December 31, 2011, 2010 and 2009, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.

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

Our networks, products and services may be subject to intentional disruption.

As a leading network security solutions company, we are a high profile target for cyberattacks. We expect our networks, products and services to be targeted by attacks specifically designed to disrupt our business and harm our reputation. Experienced computer programmers may attempt to penetrate our networks, information systems and websites and impede the performance of our products, cause interruptions of our services or misappropriate information. Although we believe we have sufficient controls in place to prevent disruption and misappropriation, and to respond to such situations, we expect efforts to intentionally disrupt our networks, products and services to continue. If these efforts are successful, our operations could be disrupted, our business could be significantly affected as a result of harm to our reputation, and we could suffer monetary and other losses.

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

Acquisitions may not result in the expected strategic benefits, and completed acquisitions, including our recent acquisition of Immunet Corporation, could negatively affect our operating results and financial position because of the following and other factors:

•	the Immunet acquisition was dilutive to our earnings per share for the year ended December 31, 2011 and any acquisitions we complete in the future may also be dilutive to our earnings;

•

in connection with our acquisition of Immunet Corporation, for the year ended December 31, 2011 we recognized, and we expect to continue to recognize, expenses for the amortization of intangible assets, employee retention payments and stock-based compensation expense and other acquisitions may result in substantial accounting charges for restructuring and other expenses, write-offs of in-process research and development, amortization of intangible assets and stock-based compensation expense;

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

Our business is dependent on our ability to hire, retain, motivate and manage highly qualified personnel, including senior management and sales and technical professionals. In particular, as part of our growth strategy, we have expanded, and intend to continue to expand the size of our sales force domestically and internationally and have hired, and expect to continue to hire, additional engineering, customer support and professional services personnel. However, competition for qualified engineering and services personnel is intense, and if we are unable to attract, train or retain the number of highly qualified sales, engineering and services personnel that our business needs, our reputation, customer satisfaction and potential revenue growth could be seriously harmed. To the extent that we hire personnel from competitors, we may also be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Our intended future growth may also place a significant strain on our management, financial, personnel and other resources.

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

We completed our evaluation of our internal controls over financial reporting for the fiscal year ended December 31, 2011 as required by the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses.

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

The efficient operation of our business is dependent on the successful operation of our information systems. In particular, we rely on our information systems to process financial information, manage inventory and administer our sales transactions. In recent years, we have experienced considerable growth in transaction volume and headcount, and we are increasingly relying upon international resources in our operations. Our information systems need to be sufficiently scalable to support the continued growth of our operations and the efficient management of our business. In an effort to improve the efficiency of our operations, achieve greater automation and support the growth of our business, we have implemented an enterprise resource planning, or ERP, system and a customer resource management, or CRM, system.

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

The security technology industry has increasingly been subject to patent and other intellectual property rights litigation, particularly from special purpose entities that seek to monetize their intellectual property rights by asserting claims against others. We expect this trend to continue and accelerate and expect that we may from time to time be required to defend against this type of litigation. For example, as described under “Legal Proceedings” below, we and nine other network security companies have been named as defendants in a patent infringement lawsuit. Third party asserted claims or initiated litigation can include claims against us or our customers, end-users, manufacturers, suppliers, partners or distributors, alleging infringement of intellectual property rights with respect to our existing or future products or components of those products. The litigation process can be costly and is subject to inherent uncertainties, so we may not prevail in litigation matters regardless of the merits of our position. In addition to the expense and distraction associated with litigation, adverse determinations could cause us to lose our proprietary rights, prevent us from manufacturing or selling our products, require us to obtain licenses to patents or other intellectual property rights that our products are alleged to infringe, which licenses may not be available on reasonable commercial terms or at all, and subject us to significant liabilities. Under the terms of our contracts, we may also be required to indemnify customers and others for losses or costs arising from such claims and such indemnification obligations may not be subject to maximum loss clauses.

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

Risks Relating to Manufacturing

We depend on a limited number of manufacturers of our hardware products, which increases our vulnerability to supply disruption.

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

We commit in advance to purchase products from contract manufacturers based on our expectations of future demand and a portion of these commitments are non-cancelable. In addition, in some cases we purchase products from contract manufacturers and hold them in inventory based on our expectations of future demand. If demand for our products does not meet our expectations, or if products become obsolete as a result of our introduction of new products, we could be required to recognize an expense related to our purchase commitments or write down the value of our inventory, which could adversely affect our results of operations.

We commit in advance to purchase products from our contract manufacturers based on our expectations of future demand and a portion of these commitments are non-cancelable. In addition, in some cases we purchase products from contract manufacturers based on our expectations of future demand. Demand for our products may not meet our expectations as a result of a number of factors, including weakness in general economic conditions, reductions in our customers’ purchasing budgets, discounting of prices on competitive products, defects or perceived defects in the products or the introduction by us or our competitors of new or enhanced products. In the past, we have recognized expenses related to purchase commitments and inventory write-offs and, in the future, if we reduce our estimate of future demand for products that we are committed to purchase or hold in inventory, or if such products become obsolete as a result of our introduction of new products, we may be required to recognize additional expenses for purchase commitments or inventory write-offs, which could negatively impact our gross margin and results of operations.

Risks Relating to Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Since the time of our initial public offering in March 2007, the market price of our common stock has been subject to significant fluctuations, and we expect this volatility to continue for the foreseeable future. For example, during the year ended December 31, 2011, our stock traded between a high of $35.90 per share and a low of $22.61 per share. Among the factors that could affect our common stock price are the risks described in this “Risk Factors” section and other factors, including:

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

As of February 23, 2012, we had 29,135,097 outstanding shares of common stock. This number includes shares held by institutional investors who own a significant majority of our common stock. This number also includes shares held by directors and officers who may sell such shares at their discretion, subject to volume limitations contained in federal securities laws. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

Our corporate headquarters and principal executive offices are located in Columbia, Maryland under a lease that expires in May 2015. Significant leased locations include offices in Vienna, Virginia; Livonia, Michigan; Bracknell, United Kingdom; Tokyo, Japan; and Singapore. We also lease other sales offices in multiple locations worldwide. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed in accordance with our growth.

Item 3.	LEGAL PROCEEDINGS

On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the patents in this case are invalid and that the allegations of infringement are without merit, and we intend to defend this case vigorously on these bases. Both patents in this litigation are currently undergoing reexamination by the

United States Patent and Trademark Office, or USPTO, and the USPTO has rejected all claims of both patents as not patentable. In both reexaminations, the patent owner has filed appeals to the US Patent Office Board of Appeals and Interferences arguing that the claims are patentable. In both cases, the patent owner has requested an oral hearing. On June 25, 2010, the District Court dismissed the action filed May 29, 2009, for lack of standing. The U.S. Court of Appeals for the Federal Circuit affirmed the dismissal following Plaintiff’s appeal. Also on June 25, 2010, the District Court stayed the action filed August 3, 2009 pending conclusion of the reexaminations. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FIRE.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2010:
First Quarter	$28.00	$20.51
Second Quarter	$26.68	$17.28
Third Quarter	$30.80	$16.80
Fourth Quarter	$32.79	$21.48
Year ended December 31, 2011:
First Quarter	$27.57	$22.61
Second Quarter	$30.23	$23.20
Third Quarter	$31.47	$23.26
Fourth Quarter	$35.90	$24.76

As of February 23, 2012, there were approximately 91 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since March 9, 2007, the date our stock commenced public trading, through December 31, 2011 to two indices: the Russell 2000 Index and the RDG Software Composite Index. The graph assumes an initial investment of $100 on March 9, 2007 in Sourcefire common stock and on February 28, 2007 in each of the two indices. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Repurchases of Equity Securities During 2011

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

These were the no repurchases of equity securities made by us during the fiscal quarter ended December 31, 2011. We do not have a stock repurchase program.

Item 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the three years ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements that do not appear in this report. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below and our consolidated financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue:
Products	$98,166	$78,436	$62,585	$45,245	$34,332
Services	67,480	52,136	40,880	30,428	21,527

Total revenue	165,646	130,572	103,465	75,673	55,859
Cost of revenue:
Products	28,368	20,000	15,641	12,408	9,523
Services	8,841	6,828	6,379	4,952	3,360

Total cost of revenue	37,209	26,828	22,020	17,360	12,883

Gross profit	128,437	103,744	81,445	58,313	42,976
Operating expenses:
Research and development	33,145	18,789	16,256	12,620	11,902
Sales and marketing	64,589	48,735	36,498	33,169	25,860
General and administrative	19,709	18,814	16,761	18,713	10,599
Depreciation and amortization	3,917	3,375	3,647	2,627	1,649
In-process research and development	—	—	—	—	2,947

Total operating expenses	121,360	89,713	73,162	67,129	52,957

Income (loss) from operations	7,077	14,031	8,283	(8,816)	(9,981)
Other income (expense), net	(351)	125	926	3,064	4,604

Income (loss) before income taxes	6,726	14,156	9,209	(5,752)	(5,377)
Provision for (benefit from) for income taxes	536	(5,821)	331	319	244

Net income (loss)	6,190	19,977	8,878	(6,071)	(5,621)
Accretion of preferred stock	—	—	—	—	(870)

Net income (loss) attributable to common stockholders	$6,190	$19,977	$8,878	$(6,071)	$(6,491)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.22	$0.72	$0.34	$(0.24)	$(0.32)
Diluted	0.21	0.69	0.32	(0.24)	(0.32)

Shares used in per common share calculations:
Basic	28,607,013	27,670,356	26,458,273	25,379,791	20,434,792
Diluted	29,529,525	28,896,246	27,987,115	25,379,791	20,434,792

Consolidated Balance Sheet Data

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$59,407	$54,410	$53,071	$39,768	$33,071
Investments	98,407	99,309	70,149	61,800	73,956
Working capital	122,486	122,760	103,055	99,017	101,302
Total assets	283,927	241,074	174,167	146,305	141,678
Deferred revenue	61,570	46,422	34,177	24,108	21,027
Total liabilities	86,070	74,990	45,678	37,264	32,484
Total stockholders’ equity	197,857	166,084	128,489	109,041	109,194

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009.

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

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2011, 2010 and 2009 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Overview

Sourcefire delivers intelligent cybersecurity technologies. Our comprehensive portfolio of solutions enables commercial enterprises and government agencies worldwide to manage and minimize cybersecurity risks. From our industry-leading next-generation network security platform to our advanced malware protection, Sourcefire provides customers with Agile Security™ that addresses the need for more informed, adaptive, and automated security solutions to protect today’s dynamic information technology environments from constantly changing threats.

We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies and small and mid-size businesses. We also manage the security industry’s leading open source initiative, Snort®, as well as the ClamAV® and RazorbackTM open source initiatives.

Key Financial Metrics and Trends

Sales to U.S. commercial customers accounted for 54%, 50% and 48% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our revenues from U.S. commercial customers increased by 36% for the year ended December 31, 2011 as compared to the prior year.

Sales to international customers accounted for 25%, 25% and 23% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our revenues from international customers increased by 28% for the year ended December 31, 2011 as compared to the prior year.

Sales to U.S. federal and state government agencies collectively accounted for 21%, 25% and 29% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our revenues from U.S. federal and state government agencies increased by 7% for the year ended December 31, 2011, as compared to the prior year.

We believe that our revenue from product sales for the year ended December 31, 2011 was positively affected by the introduction of new, enhanced versions of our products and by the expansion of our indirect sales channel. In addition, our revenue from sales of services during 2011 was positively affected by an increase in our installed customer base. We expect these factors to continue to positively affect our product and services revenue in 2012. We also believe that reduced federal spending levels and the uncertainty related to the federal budget process negatively affected our revenue from product sales to the federal government for the year ended December 31, 2011, and may negatively affect our revenue from product sales to the federal government in 2012.

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

We sell our network security solutions globally. However, 75%, 75% and 77% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.

We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 59%, 62% and 78% of total product revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2012.

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

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, amortization of acquired intangible assets, supplies, warranty, shipping and handling costs, expense for inventory excess and obsolescence and depreciation in the instances where we lease our network security solutions to our customers. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future. For the year ended December 31, 2011, write-downs for excess and obsolete inventory increased $1.1 million compared to the prior year as a result of new product introductions. In addition, in second half of 2011, we recognized $1.2 million of expense in product cost of revenue for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory valuation adjustments or commitment reserves which would negatively impact our future results of operations.

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

We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the year ending December 31, 2012 and, as a percentage of revenue, will be consistent with 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and allocated overhead costs for sales and marketing personnel; stock-based compensation expense; trade show, advertising, marketing and other brand-building costs; marketing consultants and other professional services; training, seminars and conferences; and travel and related costs.

As we continue to focus on increasing our market penetration, expanding internationally, increasing our indirect sales channel and building brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars for the year ending December 31, 2012 and, as a percentage of revenue, will be consistent with 2011.

General and Administrative. General and administrative expenses consist primarily of salaries, incentive compensation and allocated overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; stock-based compensation expense; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; and corporate insurance. We anticipate that general and administrative expenses will increase in absolute dollars for the year ending December 31, 2012.

Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $14.9 million, $9.3 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2011	2010	$	%	2010	2009	$	%
Products	$98,166	$78,436	$19,730	25%	$78,436	$62,585	$15,851	25%
Percentage of total revenue	59%	60%			60%	60%
Technical support and professional services	67,480	52,136	15,344	29%	52,136	40,880	11,256	28%
Percentage of total revenue	41%	40%			40%	40%

Total revenue	$165,646	$130,572	$35,074	27%	$130,572	$103,465	$27,107	26%

The increase in our product revenue for the year ended December 31, 2011, as compared to the prior year, was primarily due to increased revenue from U.S. commercial and international customers and the sales product mix favoring our higher priced appliances. The increase in our services revenue for the year ended December 31, 2011, as compared to the prior year, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

The increase in our product revenue for the year ended December 31, 2010, as compared to the prior year, was primarily due to higher volume demand for our appliances and increased sales of our software licenses. The increase in our services revenue for 2010, as compared to the prior year, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2011	2010	$	%	2010	2009	$	%
Products	$28,368	$20,000	$8,368	42%	$20,000	$15,641	$4,359	28%
Percentage of total revenue	17%	15%			15%	15%
Technical support and professional services	8,841	6,828	2,013	29%	6,828	6,379	449	7%
Percentage of total revenue	5%	5%			5%	6%

Total cost of revenue	$37,209	$26,828	$10,381	39%	$26,828	$22,020	$4,808	22%

Percentage of total revenue	22%	21%			21%	21%

The increase in our product cost of revenue for the year ended December 31, 2011, as compared to the prior year, was primarily due to the sales product mix favoring our higher priced and more costly appliances, an increase in inventory write-downs related to excess and obsolete inventory of $1.1 million as a result of the introduction of new products, the amortization of acquired technology intangible assets and a $1.2 million expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products.

The increase in our services cost of revenue for the year ended December 31, 2011, as compared to the prior year, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers and provide professional services to our customers and increased hardware service expense we pay to our third-party integrators to help maintain our install base.

The increase in our product cost of revenue for the year ended December 31, 2010, as compared to the prior year, was primarily due to higher volume demand for our appliances, for which we must procure and provide the hardware platform to our customers, partially offset by a decrease in inventory write-downs related to excess and obsolete inventory.

The increase in our services cost of revenue for the year ended December 31, 2010, as compared to the prior year, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, and provide professional services to our customers, partially offset by decreased hardware service expense we pay to our third-party integrators to help maintain our install base.

Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2011	2010	$	%	2010	2009	$	%
Products	$69,798	$58,436	$11,362	19%	$58,436	$46,944	$11,492	24%
Product gross margin	71%	75%			75%	75%
Technical support and professional services	58,639	45,308	13,331	29%	45,308	34,501	10,807	31%
Technical support and professional services gross margin	87%	87%			87%	84%

Total gross profit	$128,437	$103,744	$24,693	24%	$103,744	$81,445	$22,299	27%

Total gross margin	78%	79%			79%	79%

Product gross margin decreased for the year ended December 31, 2011, as compared to the prior year, primarily due to an increase in inventory write-downs related to excess and obsolete inventory of $1.1 million as a result of the introduction of new products, the amortization of acquired technology intangible assets and a $1.2 million expense for purchase commitments we have made to our contract manufacturers for the product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products.

Technical support and professional services gross margin for the year ended December 31, 2011, remained relatively flat over the prior year.

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

Operating expenses. The following table shows our operating expenses (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2011	2010	$	%	2010	2009	$	%
Research and development	$33,145	$18,789	$14,356	76%	$18,789	$16,256	$2,533	16%
Percentage of total revenue	20%	14%			14%	16%
Sales and marketing	64,589	48,735	15,854	33%	48,735	36,498	12,237	34%
Percentage of total revenue	39%	37%			37%	35%
General and administrative	19,709	18,814	895	5%	18,814	16,761	2,053	12%
Percentage of total revenue	12%	14%			14%	16%
Depreciation and amortization	3,917	3,375	542	16%	3,375	3,647	(272)	(7)%
Percentage of total revenue	2%	3%			3%	4%

Total operating expenses	$121,360	$89,713	$31,647	35%	$89,713	$73,162	$16,551	23%

Percentage of total revenue	73%	69%			69%	71%

Research and development expenses for the year ended December 31, 2011 increased over the prior year, primarily due to an increase of $5.7 million in salaries, incentive compensation and benefits as a result of additional personnel to support continued enhancements of existing products and development of new products, including the hiring of former Immunet employees. The increase was also due to an increase of $2.4 million in consulting fees, $2.7 million for the accrual of retention obligations related to our hiring of former Immunet employees, an increase of $2.0 million in stock-based compensation expense and an increase of $1.0 million in allocated overhead costs as a result of additional personnel and increased overhead costs.

Research and development expenses for the year ended December 31, 2010 increased over the prior year, primarily due to an increase of $1.2 million in salaries, incentive compensation, benefits and allocated overhead costs as a result of additional personnel and increased overhead costs, an increase of $0.9 million in consulting and professional fees and an increase of $0.4 million in stock-based compensation expense.

Sales and marketing expenses for the year ended December 31, 2011 increased over the prior year, primarily due to an increase of $8.6 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, mainly attributable to expansion of our sales force, an increase of $2.4 million in stock-based compensation expense, an increase of $1.3 million in advertising, promotion, partner-marketing programs and trade show expenses and an increase of $1.2 million in travel and travel-related expenses.

Sales and marketing expenses for the year ended December 31, 2010 increased over the prior year, primarily due to an increase of $8.2 million in salaries, commissions and incentive compensation, benefits and allocated overhead costs as a result of additional sales and marketing personnel, increased revenue and increased overhead costs, an increase of $1.7 million in stock-based compensation expense, an increase of $0.9 million in travel and travel-related expenses and an increase of $0.4 million in advertising, promotion, partner-marketing programs and trade show expenses.

General and administrative expenses for the year ended December 31, 2011 increased from the prior year, primarily due to an increase of $0.9 million in stock-based compensation expense, an increase of $0.2 million in salaries, incentive compensation and benefits as a result of additional personnel and an increase of $0.2 million in allocated overhead costs as a result of additional personnel and increased overhead costs, offset by a net decrease of $0.5 million in professional fees.

General and administrative expenses for the year ended December 31, 2010 increased from the prior year, primarily due to an increase of $1.0 million in salaries, incentive compensation, benefits and allocated overhead costs for personnel hired in our accounting, information technology, human resources and legal departments and increased overhead costs, an increase of $0.8 million in stock-based compensation expense and a net increase of

$0.8 million in professional fees related to corporate development, legal, regulatory compliance, accounting, tax services, audit and information technology expenses. The increase in professional fees for 2010 included $0.2 million in expense from the acquisition of Immunet.

Depreciation and amortization expense for the year ended December 31, 2011 increased over the prior year, primarily due to the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired. Depreciation and amortization expense for the year ended December 31, 2010 decreased over the prior year, primarily due to the decrease in amortization expense associated with the write-off in 2009 of our marketing-related intangible asset

Provision for (benefit from) income taxes. The following table shows our provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2011	2010	$	%	2010	2009	$	%
Provision for (benefit from) income taxes	$536	(5,821)	$6,357	(109)%	$(5,821)	331	$(6,152)	NM
Percentage of total revenue	0%	(4)%			(4)%	0%

NM – not meaningful

During the year ended December 31, 2011, we recorded $0.5 million of income tax expense, which resulted in an annual effective rate of 8.0%. The provision for income tax consists of a $0.3 million U.S. tax benefit offset by $0.8 million of foreign income tax expense. Our income tax expense for the year ended December 31, 2011 includes a discrete tax benefit from research tax credits, which resulted in a net reduction of tax expense of $2.0 million. Excluding the impact of the discrete tax benefit, our annual effective tax rate was 37.7%, which differs from the U.S. federal statutory rate of 35% primarily due to the current year research tax credit, state income taxes, permanent differences and foreign income taxed at different rates.

Our effective tax rate for the year ended December 31, 2010 resulted in a benefit of 41.1%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets, state income taxes and foreign income taxed at different rates. The benefit from income taxes for the year ended December 31, 2010 consisted of a $6.3 million U.S. income tax benefit, partially offset by $0.5 million of foreign income tax expense. The U.S. income tax benefit is primarily related to the release of the valuation allowance recorded against our deferred tax assets in the U.S.

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

Our provision for income taxes for the year ended December 31, 2009 was $0.3 million, which resulted in an annual effective tax rate of 4%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on certain deferred tax assets due to the utilization of net operating loss carryforwards that had been fully reserved for, state income taxes and foreign income taxed at different rates. The provision for income taxes for the year ended December 31, 2009 consisted of $0.2 million of U.S. income tax expense and $0.1 million of foreign income tax expense.

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

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, we do not provide deferred taxes on such earnings. Any excess tax benefit, above amounts previously recorded for stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.

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

Quarterly Timing

On a quarterly basis, we have usually generated the majority of our sales in the final month of the quarter. We believe this occurs for two reasons. First, many customers wait until the end of the quarter to extract favorable pricing terms from their vendors, including Sourcefire. Second, our sales personnel, who have a strong incentive to meet quarterly sales targets, have tended to increase their sales activity as the end of a quarter nears, while their participation in sales management review and planning activities is typically scheduled at the beginning of a quarter. The timing of our quarter-end and year-end shipments also affects our quarterly and annual product revenue, since we typically recognize revenue upon shipment of the product, and orders received at the end of a quarter or year may not be shipped until the beginning of the following quarter or year.

Non-GAAP Financial Measures

Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue: In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. We believe these non-GAAP results provide useful information to both management and investors by excluding (i) stock-based compensation, which does not involve the expenditure of cash, (ii) amortization of acquisition-related intangible assets, which does not involve the expenditure of cash, and (iii) other acquisition–related expenses, which are unrelated to the ongoing operation of our business in the ordinary course. For 2012, based on our current tax structure, we expect non-GAAP results to be adjusted to reflect the effect of an assumed tax rate of 35%. We believe this adjustment provides useful information to both management and investors.

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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Year ended December 31,
	2011	2010	2009
Reconciliation to adjusted income from operations:
GAAP income from operations	$7,077	$14,031	$8,283
Stock-based compensation expense	14,881	9,349	6,171
Amortization of acquisition-related intangible assets	1,008	—	—
Other acquisition-related expenses*	2,790	235	—

Adjusted income from operations	$25,756	$23,615	$14,454

Adjusted income from operations as a % of revenue	15.5%	18.1%	14.0%
Reconciliation to adjusted net income:
GAAP Net income	$6,190	$19,977	$8,878
Stock-based compensation expense	14,881	9,349	6,171
Amortization of acquisition-related intangible assets	1,008	—	—
Other acquisition-related expenses**	3,246	235	—
Tax credit for research and experimentation	(2,001)	—	—
Release of the valuation allowance	—	(7,613)	—
Income tax adjustment ***	(6,514)	(6,516)	(5,052)

Adjusted net income	$16,810	$15,432	$9,997

Adjusted net income per share—basic	$0.59	$0.56	$0.38
Adjusted net income per share—diluted	0.57	0.53	0.36

Weighted average number of shares—basic	28,607,013	27,670,356	26,458,273
Weighted average number of shares—diluted	29,529,525	28,896,246	27,987,115

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$14,602	$36,425	$20,159
Purchase of property and equipment	(6,511)	(5,403)	(2,500)

Free cash flow	$8,091	$31,022	$17,659

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.
**	Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.
***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Year ended December 31,
	2011	2010	2009
Cash and cash equivalents:
Provided by operating activities	$14,602	$36,425	$20,159
Used in investing activities	(16,949)	(43,353)	(11,504)
Provided by financing activities	7,344	8,267	4,648

Increase	4,997	1,339	13,303
Net cash at beginning of period	54,410	53,071	39,768

Net cash at end of period	59,407	54,410	53,071
Investments	98,407	99,309	70,149

Total cash, cash equivalents and investments	$157,814	$153,719	$123,220

Operating Activities. Cash provided by operating activities for the year ended December 31, 2011 is the result of our net income of $6.2 million adjusted for a net cash inflow of $14.6 million of net non-cash revenues and expenses, offset by changes in our operating assets and liabilities of $6.2 million, which include a payment of $11.0 million for a long-term contract for a third-party to provide maintenance and support services for certain product offerings. Cash provided by operating activities for the year ended December 31, 2010 is the result of our net income of $20.0 million adjusted for a net cash inflow of $1.9 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets, and a net cash inflow of $14.5 million for changes in our operating assets and liabilities. Cash provided by operating activities for the year ended December 31, 2009 is the result of our net income of $8.9 million adjusted for a net cash inflow of $9.8 million for net non-cash revenues and expenses and a net cash inflow of $1.5 million for changes in our operating assets and liabilities.

Investing Activities. Cash used in investing activities for the year ended December 31, 2011 was primarily the result of purchases of investments of $159.1 million, $9.2 million for acquisition-related payments and capital expenditures of $6.5 million, partially offset by maturities of investments of $157.8 million. Cash used in investing activities for the year ended December 31, 2010 was primarily the result of purchases of investments of $129.5 million, $7.6 million related to our acquisition of Immunet and capital expenditures of $5.4 million, partially offset by maturities of investments of $99.1 million. Cash used in investing activities for the year ended December 31, 2009 was primarily the result of purchases of investments of $87.9 million and capital expenditures of $2.5 million, offset by maturities of investments of $78.9 million.

Financing Activities. Cash provided by financing activities for the years ended December 31, 2011, 2010 and 2009 was primarily related to proceeds from the issuance of common stock under our employee stock-based plans, as well as the excess tax benefits relating to share-based payments.

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

We expect our short-term liquidity requirements through December 31, 2012 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of December 31, 2011, we had cash, cash equivalents and investments of $157.8 million and working capital of $122.5 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Capital lease obligations	$23	$23	$—	$—	$—
Operating lease obligations	6,838	1,922	3,574	1,112	230
Purchase commitments	16,224	16,224	—	—	—
Due to Immunet shareholders	174	174	—	—	—

We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2011, we had total purchase commitments for inventory of approximately $16.2 million due within the next 12 months.

At December 31, 2011, we had a liability for unrecognized tax benefits of $0.3 million. Due to inherent uncertainty, we are unable to make a reasonable estimate of the amount and period payments will be made. Therefore, $0.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

For stand-alone software sales after December 31, 2010, and for all transactions containing software entered into prior to the first quarter of 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance. The revenue for all of our other multiple deliverable arrangements is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance.

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

For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use BESP to determine our selling price. For our services, we generally use VSOE to determine our selling price.

For certain arrangements we are able to account for more transaction consideration upon delivery than allowed under the prior guidance, primarily due to more deliverables being accounted for as separate units of accounting and the elimination of the use of the residual method under the amended revenue recognition guidance and a requirement to allocate arrangement consideration using a selling price hierarchy.

An estimate of the revenue that would have been reported if we had applied the new revenue recognition guidance for the year ended December 31, 2010 is $132.5 million compared to the $130.6 million of revenue recognized under the industry specific software revenue recognition rules.

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

The key assumptions used in the Black-Scholes option valuation of stock options granted under the 2002 Stock Incentive Plan, or 2002 Plan, and the 2007 Stock Incentive Plan, or 2007 Plan, and ESPP grants include the following:

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

We assess the realizability of our deferred tax assets, which primarily consist of net operating loss, or NOL, carryforwards, temporary differences associated with stock-based compensation expense and deferred revenue . In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, we do not provide deferred taxes on such earnings. Any excess tax benefit, above amounts previously recorded for stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and

(iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized.

Allowance for Doubtful Accounts and Sales Return Allowance. We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our future ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected.

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

Inventory. Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market value, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market value. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our gross margin.

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

Recent Accounting Pronouncements.

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

Foreign Currency Risk

Nearly all of our revenue is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As a result, we have exposure to adverse changes in exchange rates, particularly the Euro, British Pound, Singapore Dollar, Brazilian Real and Japanese Yen, associated with operating expenses of, and cash held in, our foreign operations. However, we believe this exposure is not material at this time. As we grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Interest Rate Sensitivity

We had cash, cash equivalents and investments totaling approximately $157.8 million at December 31, 2011. The cash equivalents are held for working capital purposes while investments, made in accordance with our conservative investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short- and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Our consolidated financial statements are submitted on pages F-1 through F-29 of this report.

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

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Sourcefire, Inc.:

We have audited Sourcefire, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sourcefire, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sourcefire, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sourcefire, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Sourcefire, Inc., and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland February 29, 2012

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

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

The information required by this item will be set forth under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements.

The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements at page F-1 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

(2) Financial Statement Schedules

The schedule required by this item is included in Note 17 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this annual report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1-10.20 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this annual report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

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

Signature	Title	Date

/s/ John C. Burris	Chief Executive Officer and Director	February 29, 2012
John C. Burris	(principal executive officer)

/s/ Todd P. Headley	Chief Financial Officer and Treasurer	February 29, 2012
Todd P. Headley	(principal financial and accounting officer)

/s/ Martin F. Roesch	Chief Technology Officer and Director	February 29, 2012
Martin F. Roesch

/s/ John C. Becker	Director	February 29, 2012
John C. Becker

/s/ Michael Cristinziano	Director	February 29, 2012
Michael Cristinziano

/s/ Tim A. Guleri	Director	February 29, 2012
Tim A. Guleri

/s/ Charles E. Peters, Jr.	Director	February 29, 2012
Charles E. Peters, Jr.

/s/ Steven R. Polk	Director	February 29, 2012
Steven R. Polk

/s/ Arnold L. Punaro	Director	February 29, 2012
Arnold L. Punaro

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sourcefire, Inc.:

We have audited the accompanying consolidated balance sheets of Sourcefire, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sourcefire, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sourcefire, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements and ASU No. 2009-14, Certain Revenue Arrangements, That Include Software Elements, effective January 1, 2011.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 29, 2012

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$59,407	$54,410
Short-term investments	68,858	85,062
Accounts receivable, net of allowances of $1,062 as of December 31, 2011 and $1,091 as of December 31, 2010	54,914	37,250
Inventory	4,285	5,235
Deferred tax assets	1,719	4,161
Prepaid expenses and other current assets	7,718	3,793

Total current assets	196,901	189,911
Property and equipment, net	12,233	9,235
Goodwill	15,000	15,135
Intangible assets, net	5,822	6,830
Investments	29,549	14,247
Deferred tax assets	9,620	3,556
Other assets	14,802	2,160

Total assets	$283,927	$241,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,407	$3,893
Accrued compensation and related expenses	10,618	6,209
Other accrued expenses	7,212	4,823
Current portion of deferred revenue	50,606	38,708
Other current liabilities	572	13,518

Total current liabilities	74,415	67,151
Deferred revenue, less current portion	10,964	7,714
Other long-term liabilities	691	125

Total liabilities	$86,070	$74,990

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 29,041,530 and 28,136,058 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	28	27
Additional paid-in capital	213,402	187,789
Accumulated deficit	(15,549)	(21,739)
Accumulated other comprehensive income (loss)	(24)	7

Total stockholders’ equity	197,857	166,084

Total liabilities and stockholders’ equity	$283,927	$241,074

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Products	$98,166	$78,436	$62,585
Technical support and professional services	67,480	52,136	40,880

Total revenue	165,646	130,572	103,465

Cost of revenue:
Products	28,368	20,000	15,641
Technical support and professional services	8,841	6,828	6,379

Total cost of revenue	37,209	26,828	22,020

Gross profit	128,437	103,744	81,445
Operating expenses:
Research and development	33,145	18,789	16,256
Sales and marketing	64,589	48,735	36,498
General and administrative	19,709	18,814	16,761
Depreciation and amortization	3,917	3,375	3,647

Total operating expenses	121,360	89,713	73,162

Income from operations	7,077	14,031	8,283
Other income (expense), net:
Interest and investment income	362	415	1,033
Interest expense	(463)	(17)	(16)
Other expense, net	(250)	(273)	(91)

Total other income (expense), net	(351)	125	926

Income before income taxes	6,726	14,156	9,209
Provision for (benefit from) income taxes	536	(5,821)	331

Net income	$6,190	$19,977	$8,878

Net income per share:
Basic	$0.22	$0.72	$0.34

Diluted	$0.21	$0.69	$0.32

Weighted average shares outstanding used in computing per share amounts:
Basic	28,607,013	27,670,356	26,458,273

Diluted	29,529,525	28,896,246	27,987,115

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2009	25,917,519	$25	$159,306	$(50,594)	$304	$109,041
Exercise of common stock options	1,079,232	1	3,909	—	—	3,910
Issuance of common stock under employee stock purchase plan	82,955	—	554	—	—	554
Issuance of restricted common stock	56,538	—	—	—	—	—
Cancellation of restricted common stock	(19,193)	—	—	—	—	—
Stock-based compensation expense	—	—	6,171	—	—	6,171
Excess tax benefit relating to share-based payments	—	—	217	—	—	217
Comprehensive income:
Net income for 2009	—	—	—	8,878	—	8,878
Change in unrealized gain on investments, net of tax	—	—	—	—	(282)	(282)

Total comprehensive income	—	—	—	—	—	8,596

Balance at December 31, 2009	27,117,051	26	170,157	(41,716)	22	128,489
Exercise of common stock options	768,619	1	4,139	—	—	4,140
Issuance of common stock under employee stock purchase plan	75,103	—	1,237	—	—	1,237
Issuance of restricted common stock	182,781	—	—	—	—	—
Cancellation of restricted common stock	(7,496)	—	—	—	—	—
Stock-based compensation expense	—	—	9,349	—	—	9,349
Excess tax benefit relating to share-based payments	—	—	2,907	—	—	2,907
Comprehensive income:
Net income for 2010	—	—	—	19,977	—	19,977
Change in unrealized gain on investments, net of tax	—	—	—	—	(15)	(15)

Total comprehensive income	—	—	—	—	—	19,962

Balance as of December 31, 2010	28,136,058	27	187,789	(21,739)	7	166,084
Exercise of common stock options	533,835	1	5,479	—	—	5,480
Issuance of common stock under employee stock purchase plan	84,561	—	1,707	—	—	1,707
Issuance of restricted common stock	291,688	—	—	—	—	—
Cancellation of restricted common stock	(4,612)	—	—	—	—	—
Stock-based compensation expense	—	—	14,881	—	—	14,881
Excess tax benefits relating to share-based payments	—	—	3,546	—	—	3,546
Comprehensive income:
Net income for 2011	—	—	—	6,190	—	6,190
Change in unrealized gain on investments, net of tax	—	—	—	—	(31)	(31)

Total comprehensive income	—	—	—	—	—	6,159

Balance as of December 31, 2011	29,041,530	$28	$213,402	$(15,549)	$(24)	$197,857

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$6,190	$19,977	$8,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,280	3,577	3,423
Non-cash stock-based compensation	14,881	9,349	6,171
Excess tax benefits related to share-based payments	(3,546)	(2,907)	(217)
Amortization of premium on investments	2,097	1,151	374
Loss on disposal of assets	9	37	—
Deferred taxes	(4,150)	(9,291)	63
Changes in operating assets and liabilities:
Accounts receivable, net	(17,664)	(4,330)	(4,907)
Inventory	181	(767)	746
Prepaid expenses and other assets	(16,567)	337	(3,036)
Accounts payable	1,514	898	(1,659)
Accrued expenses	11,027	5,754	529
Deferred revenue	15,148	12,245	10,069
Other liabilities	202	395	(275)

Net cash provided by operating activities	14,602	36,425	20,159

Investing activities
Purchase of property and equipment	(6,511)	(5,403)	(2,500)
Acquisition, net of cash acquired	(9,193)	(7,633)	—
Purchase of investments	(159,069)	(129,462)	(87,929)
Proceeds from maturities of investments	157,824	99,145	78,925

Net used in investing activities	(16,949)	(43,353)	(11,504)

Financing activities
Repayments of capital lease obligations	(18)	(17)	(33)
Payment of contingent consideration accrued at acquisition date	(3,371)	—	—
Proceeds from employee stock-based plans	7,187	5,377	4,464
Excess tax benefits related to share-based payments	3,546	2,907	217

Net cash provided by financing activities	7,344	8,267	4,648

Net increase in cash and cash equivalents	4,997	1,339	13,303
Cash and cash equivalents at beginning of period	54,410	53,071	39,768

Cash and cash equivalents at end of period	$59,407	$54,410	$53,071

Supplemental cash flow information
Cash paid for interest	$9	$15	$16
Cash paid for income taxes	324	82	209
Assets acquired through capital leases	—	54	—

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Organization and Description of Business

Founded in January 2001, Sourcefire delivers intelligent cybersecurity technologies. Our comprehensive portfolio of solutions enables commercial enterprises and government agencies worldwide to manage and minimize cybersecurity risks. From our industry-leading next-generation network security platform to our advanced malware protection, Sourcefire provides customers with Agile Security™ that addresses the need for more informed, adaptive, and automated security solutions to protect today’s dynamic information technology environments from constantly changing threats.

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

On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, sales return allowance, warranty reserve, reserve for excess and obsolete inventory and inventory purchase commitments, useful lives of tangible and intangible long-lived assets, goodwill and intangible asset impairment, income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented.

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

Allowance for Doubtful Accounts and Sales Return Allowance

We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $0.3 million and $0.4 million, respectively.

We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of December 31, 2011 and 2010, the sales return allowance was $0.8 million and $0.7 million, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market value, except for evaluation and advance replacement units which are stated at the lower of cost, on a specific identification basis, or market value. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our future results of operations.

Inventory consisted of the following (in thousands):

	As of December 31,
	2011	2010
Finished goods	$2,062	$3,151
Evaluation units	790	828
Advance replacement units	1,433	1,256

Total	$4,285	$5,235

Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units and a result of the introduction of new products, are reflected as cost of revenues and amounted to approximately $2.4 million, $1.3 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Property and Equipment

Property and equipment is reported at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Computer equipment and software	3 years
Lab equipment	3 to 5 years
Furniture, fixtures and office equipment	3 to 7 years
Enterprise resource planning system	5 years
Leasehold improvements	Shorter of lease term or useful life

Property and equipment consists of the following (in thousands):

	As of December 31,
	2011	2010
Computer equipment	$10,021	$7,724
Lab equipment	5,959	5,154
Software	6,073	5,735
Furniture, fixtures and office equipment	3,020	1,893
Leasehold improvements	4,275	2,929

	29,348	23,435
Less accumulated depreciation and amortization	(17,115)	(14,200)

Total	$12,233	$9,235

Depreciation and lease amortization expense for the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $3.6 million and $3.3 million, respectively.

Business Combinations

We recognize all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, is recognized in earnings in the period of the estimated fair value change. All subsequent changes to a valuation allowance or uncertain tax position relating to the acquired company that occur within the measurement period and are based on facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense.

Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate a potential impairment. If it is determined that an impairment has occurred, we will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. Based on our annual impairment evaluations, we determined that goodwill was not impaired.

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

Other Assets

Other assets primarily consists of a prepaid long-term contract for a third-party to provide maintenance and support services for certain product offerings, as well as various security deposits. The prepaid long-term contract will be amortized through 2015 based on its expected usage. The amortization will be recorded as a component of cost of revenues.

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

For each arrangement, we recognize revenue when: (a) persuasive evidence of an arrangement exists (e.g., a signed contract); (b) delivery of the product has occurred and there are no remaining obligations or customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is deemed probable.

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

For stand-alone software sales after December 31, 2010, and for all transactions containing software entered into prior to the first quarter of 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance. The revenue for all of our other multiple deliverable arrangements is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance.

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

For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use BESP to determine our selling price. For our services, we generally use VSOE to determine our selling price.

For certain arrangements we are able to account for more transaction consideration upon delivery than allowed under the prior guidance, primarily due to more deliverables being accounted for as separate units of accounting and the elimination of the use of the residual method under the amended revenue recognition guidance and a requirement to allocate arrangement consideration using a selling price hierarchy.

An estimate of the revenue that would have been reported if we had applied the new revenue recognition guidance for the year ended December 31, 2010 is $132.5 million compared to the $130.6 million of revenue recognized under the industry specific software revenue recognition rules.

We record taxes collected on revenue-producing activities on a net basis.

For the year ended December 31, 2011, two customers, a distributor of our products to the U.S. government, EC America, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 18% and 11%, respectively, of total revenue. For the year ended December 31, 2010, two customers, a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 16% and 11%, respectively, of total revenue. For the year ended December 31, 2009, a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, accounted for 20% of total revenue.

As of December 31, 2011, a distributor of our products, Fishnet Security, accounted for 15% of our accounts receivable. As of December 31, 2010, two customers, a distributor of our products, Fishnet Security, and a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, accounted for 14% and 10%, respectively, of our accounts receivable.

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

Research and Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established. After technological feasibility has been established, any additional development costs are capitalized until the product is available for general release to customers. We define the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues. During the years ended December 31, 2011, 2010 and 2009, we did not capitalize any software development costs.

Research and development expense totaled $33.1 million, $18.8 million and $16.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Research and development expense for the year ended December 31, 2011 includes $2.7 million for the accrual of retention obligations related to our hiring of former Immunet employees.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at each balance sheet date, except for certain non-monetary items, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of our subsidiaries are recorded within other expense, net in the consolidated statements of operations. Remeasurement adjustments resulted in net expense of $0.3 million for each of the years ended December 31, 2011 and 2010 and $0.1 million for the year ended December 31, 2009.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions, in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized.

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

On December 30, 2010, we acquired all the outstanding securities of Immunet Corporation, or Immunet, a leading provider of advanced cloud-based anti-malware technologies for $21 million.

The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The fair value of consideration transferred and contingent consideration of $20.4 million was allocated as follows (in thousands):

Tangible assets	$256
Intangible assets	6,830
Goodwill	15,000
Liabilities assumed	(233)
Deferred tax liabilities	(1,497)

Total	$20,356

4.	Investments

The following is a summary of available-for-sale investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$18,827	$—	$—	$18,827
Corporate debt investments	38,695	11	(61)	38,645
Asset-backed securities	500	—	—	500
Commercial paper	11,185	3	—	11,188
Government-sponsored enterprises	48,506	13	(5)	48,514
CD	1,700	—	—	1,700

Total investments	119,413	$27	$(66)	119,374

Amounts classified as cash equivalents*	(20,967)			(20,967)

Total available-for-sale investments	$98,446			$98,407

Due in one year or less	$68,901	$15	$(58)	$68,858
Due after one year through five years	29,545	12	(8)	29,549

	$98,446	$27	$(66)	$98,407

*	Does not include cash held in our bank accounts

The following is a summary of available-for-sale investments as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,385	$—	$—	$12,385
Corporate debt investments	47,178	38	(23)	47,193
Commercial paper	18,241	2	—	18,243
Government-sponsored enterprise securities	33,032	4	(11)	33,025
Government securities	8,024	5	(3)	8,026

Total investments	118,860	$49	$(37)	118,872

Amounts classified as cash equivalents*	(19,567)			(19,563)

Total available-for-sale investments	$99,293			$99,309

Due in one year or less	$85,048	$44	$(30)	$85,062
Due after one year through five years	14,245	5	(3)	14,247

	$99,293	$49	$(33)	$99,309

*	Does not include cash held in our bank accounts

The following tables show the gross unrealized losses and fair value of our investments as of December 31, 2011 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$28,919	$61	$—	$—	$28,919	$61
Government-sponsored enterprises	11,845	5	—	—	11,845	5

Total	$40,764	$66	$—	$—	$40,764	$66

As of December 31, 2011, the unrealized holding loss, net of tax, on available-for-sale securities included in accumulated other comprehensive income (loss) totaled less than $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of December 31, 2011. There are 24 corporate debt investments and 6 government-sponsored enterprise investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill consists of the following:

	As of December 31,
	2011	2010
Beginning balance	$15,135	$15,135
Purchase accounting adjustments	(135)	—

Ending balance	$15,000	$15,135

Intangible Assets

The components of intangible assets were as follows:

		As of December 31, 2011
	Useful Life	Gross	Accumulated Amortization	Net
Acquired technology	5 years	$6,830	$(1,008)	$5,822

In-process research and development was completed and combined with our acquired technology. We will begin to amortize in January 2012.

		As of December 31, 2010
	Useful Life	Gross	Accumulated Amortization	Net
Acquired technology	5 years	$5,039	$—	$5,039
In-process research and development	Indefinite	1,791	—	1,791

Total intangible assets		$6,830	$—	$6,830

Amortization expense for the year ended December 31, 2011 was $1.0 million and is recorded as a component of product cost of revenue. There was no amortization expense for the year ended December 31, 2010. Amortization expense for the year ended December 31, 2009 was $0.1 million. Estimated future amortization expense of acquired intangible assets with finite lives for the years ended December 31, 2012, 2013, 2014 and 2015 is expected to be approximately $1.4 million for each year and $0.4 million for the year ended December 31, 2016.

6.	Accrued Compensation and Related Expenses

Accrued compensation and related expenses consists of the following (in thousands):

	As of December 31,
	2011	2010
Accrued incentive compensation	$8,611	$4,850
Accrued leave	1,052	790
Other related expenses	955	569

Total	$10,618	$6,209

7.	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Deferred rent	$244	$774
Due to Immunet Corporation shareholders	174	9,109
Acquisition-related contingent consideration	—	3,546
Other current liabilities	154	89

Total	$572	$13,518

8.	Income Taxes

The U.S. and foreign components of our income before income taxes consisted of the following:

	Year ended December 31,
	2011	2010	2009
U.S.	$5,160	$14,106	$9,185
Foreign	1,566	50	24

Income before income taxes	$6,726	$14,156	$9,209

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$2,763	$2,286	$—
State	991	594	204
Foreign	932	589	118
Deferred:
Federal	(3,590)	2,114	3,404
State	(401)	345	(139)
Foreign	(159)	(84)	9

Provision for income taxes before valuation allowance	536	5,844	3,596
Change in valuation allowance	—	(11,665)	(3,265)

Provision for (benefit from) income taxes	$536	$(5,821)	$331

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry-forward	$822	$1,234
Accrued expenses	790	267
Deferred rent	310	300
Deferred revenue	4,236	2,986
Allowance for doubtful accounts	117	166
Stock-based compensation	5,670	3,684
Inventory reserves	1,568	821
In-process research and development	810	925
Property and equipment	86	133
Other	680	749

Total deferred tax assets	15,089	11,265

Deferred tax liabilities:
Prepaid expenses	(1,706)	(760)
Intangible assets	(2,044)	(2,783)
Other	—	(5)

Total deferred tax liabilities	(3,750)	(3,548)

Net deferred tax assets	$11,339	$7,717

A reconciliation of the reported provision for income taxes to the amount that would result by applying the U.S. federal statutory rate to the net income (loss) for the years ended December 31 is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Tax benefit at U.S. statutory rate of 35% (34% for 2010 and 2009)	$2,354	$4,827	$3,151
State income taxes, net of federal benefit	243	737	43
Effect of income taxed at rates different than statutory	(172)	—	9
Foreign taxes, net of federal benefit	163	357	58
Stock-based compensation	446	(67)	213
Meals and entertainment	328	132	92
Research and development credit (including net discrete item of $2.0 million)	(2,849)	—	—
Other	23	(142)	30
Effect of change in valuation allowance for deferred tax assets	—	(11,665)	(3,265)

Total	$536	$(5,821)	$331

During the year ended December 31, 2011, we recorded $0.5 million of income tax expense, which resulted in an annual effective rate of 8.0%. The provision for income tax consists of a $0.3 million U.S. tax benefit offset by $0.8 million of foreign income tax expense. Our income tax expense for the year ended December 31, 2011 includes a discrete tax benefit from research tax credits, which resulted in a net reduction of tax expense of $2.0 million. Excluding the impact of the discrete tax benefit, our annual effective tax rate was 37.7%, which differs from the U.S. federal statutory rate of 35% primarily due to the current year research credit, permanent differences, state income taxes and foreign income taxed at different rates.

Our effective tax rate for the year ended December 31, 2010 resulted in a benefit of 41.1%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets, state income taxes and foreign income taxed at different rates. The benefit for income taxes for the year ended December 31, 2010 consisted of a $6.3 million U.S. income tax benefit, partially offset by $0.5 million of foreign income tax expense. The U.S. income tax benefit is primarily related to the release of the valuation allowance recorded against our deferred tax assets in the U.S.

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

Our provision for income taxes for the year ended December 31, 2009 was $0.3 million, which resulted in an annual effective tax rate of 4%. Our effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the reversal of the valuation allowance on certain deferred tax assets due to the utilization of net operating loss carryforwards that had been fully reserved for, state income taxes and foreign income taxed at different rates. The provision for income taxes for the year ended December 31, 2009 consisted of $0.2 million of U.S. income tax expense and $0.1 million of foreign income tax expense.

Cumulative undistributed earnings of our foreign operations aggregated approximately $1.1 million as of December 31, 2011. Deferred income taxes were not provided on these undistributed earnings because such undistributed earnings are expected to be indefinitely reinvested outside of the United States.

At December 31, 2011, we had federal net operating loss carry-forwards of approximately $2.1 million related to our acquisition of Immunet that will begin to expire in 2028. The utilization of the federal net operating loss carry-forwards is subject to Internal Revenue Code Section 382 as a result of certain ownership changes, including the issuance of equity securities. At December 31, 2011, we had state net operating loss carry-forwards that will begin to expire in 2022. The utilization of state net operating loss carry-forwards will be limited in a manner similar to the federal net operating loss carry-forwards and are subject to state apportionment when utilized. We expect that we will be able to fully utilize the federal and state net operating losses prior to their expiration. As a result, we have not recorded a valuation allowance against the deferred tax assets attributable to the net operating losses.

At December 31, 2011, we had $32.3 million in cumulative tax deductions on stock option exercises and restricted stock vesting, the benefit of which will be recorded to paid-in-capital when realized. Since we were able to reduce our actual cash taxes for U.S. state and foreign jurisdictions as a result of the tax deductions, the realization of $3.5 million of tax savings was recognized as a benefit to additional paid-in capital for the year ended December 31, 2011.

Unrecognized Tax Benefits

As of December 31, 2011, we had $0.3 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate. There were no unrecognized tax benefits as of December 31, 2010. The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

As of December 31, 2011
Beginning balance	$—
Additions based on positions related to the current year	85
Additions based on positions related to prior years	250

Ending balance	$335

It is our policy to recognize interest and penalties related to uncertain tax positions as income tax expense when applicable. Due to our tax net operating loss carryforwards, there were no interest or penalties recorded for the years ended December 31, 2011, 2010 and 2009.

We are not currently under an income tax audit in any U.S. federal, state or foreign jurisdiction. The results and timing of resolution of any potential future tax audits are highly uncertain and we are unable to estimate the range of possible changes to the balance of unrecognized tax benefits. However, we do not anticipate that within the next 12 months that the total amount of unrecognized tax benefits will significantly increase or decrease as a result of any such potential tax audit resolutions.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes the tax years in our major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2011. Due to tax NOL carryforwards, in some cases, the following tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	2002 – Present
Maryland	2002 – Present
United Kingdom	2008 – Present

9.	Stock-Based Compensation

In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2010, we had reserved an aggregate of 6,249,532 shares of common stock for issuance under the 2007 Plan. On January 1, 2011, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2010, or 1,125,442 shares. Therefore, as of December 31, 2011, we have reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.

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

	Year ended December 31,
	2011	2010	2009
Stock Options:
Average risk-free interest rate	1.7%	2.2%	2.6%
Expected dividend yield	—%	—%	—%
Expected life (years)	4.75	5.28	6.25
Expected volatility	61.9%	61.5%	63.5%
Weighted-average fair value at grant date	$13.98	$12.94	$9.69

Employee stock purchase plan:
Average risk-free interest rate	0.1%	0.2%	0.2%
Expected dividend yield	—%	—%	—%
Expected life (years)	0.5	0.5	0.5
Expected volatility	48.9%	56.3%	67.1%
Weighted-average fair value at grant date	$7.74	$6.13	$4.71

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

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Product cost of revenue	$273	$186	$84
Services cost of revenue	514	366	171

Stock-based compensation expense included in cost of revenue	787	552	255

Research and development	3,408	1,418	995
Sales and marketing	5,990	3,589	1,921
General and administrative	4,696	3,790	3,000

Stock-based compensation expense included in operating expenses	14,094	8,797	5,916

Total stock-based compensation expense	$14,881	$9,349	$6,171

Stock Options

The following table summarizes stock option activity under the 2002 Plan and the 2007 Plan for the year ended December 31, 2011 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,225,449	$0.24 to 28.90	$12.11		$31,042
Granted	1,095,800	25.05 to 33.47	26.87
Exercised	(533,835)	0.24 to 28.03	10.26
Forfeited	(184,612)	5.26 to 30.61	21.79

Outstanding at December 31, 2011	2,602,802	$0.24 to 33.47	$18.02	6.13	$37,423

Vested and exercisable at December 31, 2011	1,077,472	$0.24 to 28.90	$9.48	5.70	$24,676

Vested and expected to vest at December 31, 2011	2,380,455		$17.30	6.11	$35,932

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.24 to 6.77	795,633	$5.54	5.67	680,548	$5.36
$ 7.10 to 25.05	703,607	17.86	6.34	344,318	14.88
$ 25.52 to 26.82	671,050	26.04	6.17	13,756	26.82
$ 26.85 to 33.47	432,512	28.78	6.57	38,850	27.54

	2,602,802	$18.02	6.13	1,077,472	$9.48

The aggregate intrinsic value of all options exercised during the years ended December 31, 2011, 2010 and 2009 was $9.4 million, $14.8 million and $13.6 million, respectively.

Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $5.9 million, $3.9 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2009, stock-based compensation expense included $0.2 million related to the accelerated vesting of stock options granted to our CEO due to our stock achieving specified price levels. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of December 31, 2011 was $14.0 million, which will be recognized over a weighted average period of 2.81 years.

Restricted Stock Awards

The following table summarizes the unvested restricted stock award activity during the year ended December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	254,698	$8.59
Granted	31,128	25.03
Vested	(177,818)	9.46
Forfeited	(5,845)	7.45

Unvested at December 31, 2011	102,163	11.92

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

The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock awards for the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $1.8 million and $1.9 million, respectively.

As of December 31, 2011, there was $0.5 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.56 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity during the year ended December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	883,003	$17.23
Granted	524,200	26.21
Vested	(260,136)	16.48
Forfeited	(41,350)	21.82

Unvested at December 31, 2011	1,105,717	$21.50

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

The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the year ended December 31, 2011, 2010 and 2009 was $7.1 million, $3.2 million and $1.0 million, respectively.

As of December 31, 2011, there was $13.8 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.54 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2011, 2010 and 2009, an aggregate of 84,561, 75,103 and 82,955 shares, respectively, were purchased under the ESPP for a total of $1.7 million, $1.2 million and $0.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized $0.6 million, $0.4 million and $0.3 million, respectively, of compensation expense related to the ESPP.

10.	Shares Reserved for Future Issuance

As of December 31, 2011, we had reserved shares of common stock for issuance as follows:

Options to purchase common stock	2,602,802
Employee stock purchase plan	677,180
Equity-based awards available for grant under the 2007 Plan	1,866,051

5,146,033

11.	Net Income Per Share

The calculation of basic and diluted net income per share for the years ended December 31, 2011, 2010 and 2009 is summarized as follows (in thousands, except share and per share data):

	Year ended December 31,
	2011	2010	2009
Numerator:
Net income	$6,190	$19,977	$8,878

Denominator:
Weighted-average shares outstanding—basic	28,607,013	27,670,356	26,458,273
Dilutive effect of employee stock plans	922,512	1,225,890	1,528,842

Weighted-average shares outstanding—diluted	29,529,525	28,896,246	27,987,115

Net income per share:
Basic	$0.22	$0.72	$0.34
Diluted	0.21	0.69	0.32

The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Year ended December 31,
	2011	2010	2009
Options to purchase common stock	1,129,417	558,285	726,593
Restricted stock units	34,337	45,954	38,146

Total	1,163,754	604,239	764,739

12.	Leases

We lease office space and office equipment under capital and non-cancelable operating lease agreements. Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2011 (in thousands):

2012	$1,945
2013	1,849
2014	1,725
2015	830
2016	282
Thereafter	230

$6,861

Rent expense totaled $1.8 million, $1.4 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13.	Fair Value Measurement

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

We did not have any transfers of assets between Levels 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2011 and December 31, 2010.

The following table presents our financial assets that were accounted for at fair value as of December 31, 2011 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,827	$18,827	$—	$—
Corporate debt investments	38,645	—	38,645	—
Asset-backed securities	500	—	500	—
Commercial paper	11,188	—	11,188	—
Government-sponsored enterprise securities	48,514	—	48,514	—
CD	1,700	—	1,700	—

Total	$119,374	$18,827	$100,547	$—

The following table presents our financial assets and liabilities that were accounted for at fair value as of December 31, 2010 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,385	$12,385	—	—
Corporate debt investments	47,193	—	47,193	—
Commercial paper	18,243	—	18,243	—
Government-sponsored enterprise securities	33,025	—	33,025	—
Government securities	8,026	4,012	4,014	—

Total	$118,872	$16,397	$102,475	—

Liabilities:
Acquisition-related contingent consideration	$3,546	—	—	$3,546

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. For the year ended December 31, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

14.	Business and Geographic Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$123,581	$97,815	$79,719
All foreign countries	42,065	32,757	23,746

Consolidated total	$165,646	$130,572	$103,465

Long-lived assets by geographic area as of December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31,
	2011	2010
United States	$11,504	$8,998
All foreign countries	729	237

Consolidated total	$12,233	$9,235

15.	Defined Contribution Retirement Plan

We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 75% of an employee’s salary but not exceeding the Federal limit of $16,500, subject to certain annual limitations. Since January 1, 2009, we have matched 10% of each employee’s contribution up to the first 6% of the employee’s salary. Our matching contributions were $0.1 million for each of the years ended December 31, 2011, 2010 and 2009.

16.	Commitments and Contingencies

Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2011, we had total purchase commitments for inventory of approximately $16.2 million due within the next 12 months. Of this amount, $12.8 million relates to our newly introduced FirePOWERTM line of products and $3.4 million relates to our existing line of products. For the year ended December 31, 2011, we recognized $1.2 million of expense for firm, non-cancelable and unconditional commitments for product and component inventory that has been estimated to be in excess of future demand for existing products due to the introduction of our new products. We recorded this cost as a component of product cost of revenue and a liability in other accrued expenses. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.

Asset Retirement Obligation – We maintain office space in the United Kingdom for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $0.1 million , payable upon termination of the lease. This liability is being accreted over the lease term.

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

17.	Allowance for Doubtful Accounts and Sales Return Allowance

The following table summarizes our allowance for doubtful accounts and sales return allowance for the periods indicated (in thousands):

	Balance at Beginning of Year	Charged to Revenue and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Year ended December 31, 2009	538	709	(90)	1,157
Year ended December 31, 2010	1,157	741	(807)	1,091
Year ended December 31, 2011	1,091	670	(699)	1,062

18.	Summarized Quarterly Consolidated Financial Information (Unaudited)

The following table sets forth certain unaudited quarterly financial data for 2011 and 2010. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011 (1)	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010 (2)	Mar. 31, 2010
	(unaudited)
	(in thousands, except share data)
Total revenue	$53,204	$45,206	$36,454	$30,782	$37,969	$36,164	$30,608	$25,831
Gross profit	40,913	35,079	28,260	24,185	30,109	28,701	24,304	20,630
Income (loss) from operations	6,738	3,459	(627)	(2,493)	4,963	5,002	2,983	1,083
Net income (loss)	4,134	1,995	(399)	460	4,404	4,215	10,548	810
Net income (loss) per share—basic	$0.14	$0.07	$(0.01)	$0.02	$0.16	$0.15	$0.38	$0.03
Net income (loss) per share—diluted	$0.14	$0.07	$(0.01)	$0.02	$0.15	$0.15	$0.37	$0.03

(1)	Net income for the three months ended March 31, 2011 includes a $2.0 million discrete tax benefit from research and experimentation tax credits.
(2)	Net income for the three months ended June 30, 2010 includes a $7.6 million tax benefit related the release of the valuation allowance recorded against our deferred tax assets in the U.S.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

2.1	Agreement and Plan of Merger, dated December 29, 2010, by and among Sourcefire, Inc., Cloud Acquisition Corporation, Immunet Corporation and certain Shareholders of Immunet Corporation. Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.	10-K	1-33350	2.1	3/11/2011

3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007

3.2	Fifth Amended and Restated Bylaws	10-K	1-33350	3.2	3/16/2009

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008

4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007

4.2	Rights Agreement, dated as of October 30, 2008, by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008

10.1	2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006

10.2	2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007

10.3	Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1/A	333-138199	4.4	10/25/2006

10.4	Form of Notice and Stock Option Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007

10.5	Form of Notice and Restricted Stock Purchase Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007

10.6	Form of Notice and Restricted Stock Purchase Award Agreement for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007

10.7	Form of Notice and Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan	10-K	1-33350	10.8	3/16/2009

10.8	Amended Form of Notice and Restricted Stock Unit Award Agreement under the 2007 Stock Incentive Plan, effective March 7, 2011	10-K	1-33350	10.8	3/11/2011

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

10.9	Amended and Restated 2007 Employee Stock Purchase Plan	10-Q	1-33350	10.1	11/5/2009

10.10	Executive Annual Incentive Plan	10-Q	1-33350	10.2	5/5/2008

10.11	Amended and Restated Executive Retention Plan	10-Q	1-33350	10.1	5/6/2011

10.12	Amended and Restated Executive Change in Control Severance Plan	10-Q	1-33350	10.2	5/6/2011

10.13	Employment Agreement with John C. Burris	10-Q	1-33350	10.1	8/5/2008

10.14	Amendment No. 1 to Employment Agreement with John C. Burris	10-Q	1-33350	10.3	5/6/2011

10.15	Participation Agreement with Thomas M. McDonough under the Executive Retention Plan	10-Q	1-33350	10.1	11/10/2008

10.16	Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan	10-Q	1-33350	10.2	11/10/2008

10.17	Amendment No. 1 to Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan	10-Q	1-33350	10.4	5/6/2011

10.18	Employment Agreement with Douglas W. McNitt	10-Q	1-33350	10.1	11/7/2007

10.19	Form of Indemnification Agreement with Officers and Directors	S-1/A	333-138199	10.18	3/1/2007

10.20	Non-Employee Director Compensation Policy, as amended effective May 20, 2010	10-Q	1-33350	10.1	8/5/2010

10.21	Amended and Restated Manufacturing Services and Supply Agreement by and between Sourcefire, Inc. and Patriot Technologies, Inc. and Sourcefire, Inc., dated October 20, 2011					X

10.22	Manufacturing and Supply Agreement by and between Sourcefire, Inc. and Premio, Inc. dated March 10, 2010.	10-K	1-33350	10.22	3/12/2010

10.23	Amended and Restated Original Equipment Manufacturer Agreement entered into as of May 10, 2010 between Netronome Systems Inc. and Sourcefire, Inc.	10-Q	1-33350	10.2	8/5/2010

10.24	Amendment No. 1 to Amended and Restated Original Equipment Manufacturer Agreement between Netronome Systems Inc. and Sourcefire, Inc.	10-Q	1-33350	10.1	8/5/2011

10.25	Amendment No. 2 to Amended and Restated Original Equipment Manufacturer Agreement between Netronome Systems Inc. and Sourcefire, Inc.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K

10.26*	License Agreement for Commercial Use of MySQL Software by and between MySQL Inc. and Sourcefire, Inc., dated June 13, 2005, as amended on December 29, 2006	S-1/A	333-138199	10.15	3/6/2007

10.27*	Amendment No. 2 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.	10-Q	1-33350	10.2	11/5/2009

10.28*	Amendment No. 3 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.	10-Q	1-33350	10.3	11/5/2009

10.29	Master Channel Agreement dated March 21, 2011 by and among EC America, Inc., immixGroup, Inc., and Sourcefire, Inc.	10-Q	1-33350	10.5	5/6/2011

10.30	Addendum No. 1 to Master Channel Agreement by and among EC America, Inc., immixGroup, Inc., and Sourcefire, Inc.					X

21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (included on the signature page hereof)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.