Form 10-Q
period 2012-03-31
SOURCEFIRE INC
filed 2012-05-03
CIK 1168195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 29,554,226 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOURCEFIRE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,389	$59,407
Short-term investments	72,772	68,858
Accounts receivable, net of allowances of $970 as of March 31, 2012 and $1,062 as of December 31, 2011	39,858	54,914
Inventory	5,293	4,285
Deferred tax assets	1,695	1,719
Prepaid expenses and other current assets	7,877	7,718

Total current assets	204,884	196,901
Property and equipment, net	13,575	12,233
Goodwill	15,000	15,000
Intangible assets, net	5,481	5,822
Investments	28,104	29,549
Deferred tax assets	9,624	9,620
Other assets	16,005	14,802

Total assets	$292,673	$283,927

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,676	$5,407
Accrued compensation and related expenses	9,717	10,618
Other accrued expenses	5,744	7,212
Current portion of deferred revenue	50,916	50,606
Other current liabilities	489	572

Total current liabilities	71,542	74,415
Deferred revenue, less current portion	14,397	10,964
Other long-term liabilities	811	691

Total liabilities	$86,750	$86,070

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 29,502,236 and 29,041,530 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	29	28
Additional paid-in capital	221,354	213,402
Accumulated deficit	(15,482)	(15,549)
Accumulated other comprehensive income (loss)	22	(24)

Total stockholders’ equity	$205,923	$197,857

Total liabilities and stockholders’ equity	$292,673	$283,927

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue:
Products	$25,693	$15,798
Technical support and professional services	20,609	14,984

Total revenue	46,302	30,782

Cost of revenue:
Products	8,489	4,735
Technical support and professional services	2,433	1,862

Total cost of revenue	10,922	6,597

Gross profit	35,380	24,185
Operating expenses:
Research and development	9,428	6,962
Sales and marketing	19,204	14,078
General and administrative	5,444	4,673
Depreciation and amortization	1,184	965

Total operating expenses	35,260	26,678

Income (loss) from operations	120	(2,493)
Other income (expense), net:
Interest and investment income	106	113
Interest expense	(4)	(118)
Other expense	(105)	(1)

Total other income (expense), net	(3)	(6)

Income (loss) before income taxes	117	(2,499)
Provision for (benefit from) income taxes	50	(2,959)

Net income	$67	$460

Net income per share:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Weighted average shares outstanding used in computing per share amounts:
Basic	29,226,842	28,235,751

Diluted	30,378,011	29,179,309

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$67	$460
Unrealized gain (loss) on investments, net of tax	46	(14)

Total comprehensive income	$113	$446

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of January 1, 2012	29,041,530	$28	$213,402	$(15,549)	$(24)	$197,857
Exercise of common stock options	288,949	1	3,845	—	—	3,846
Issuance of restricted common stock	172,507	—	—	—	—	—
Cancellation of restricted common stock	(750)	—	—	—	—	—
Stock-based compensation expense	—	—	4,107	—	—	4,107
Net income for the three months ended March 31, 2012	—	—	—	67	—	67
Change in unrealized loss on investments, net of tax	—	—	—	—	46	46

Balance as of March 31, 2012	29,502,236	$29	$221,354	$(15,482)	$22	$205,923

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$67	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,643	1,266
Non-cash stock-based compensation	4,107	3,183
Excess tax benefits related to share-based payments	—	634
Amortization of premium on investments	423	471
Loss on disposal of assets	—	9
Deferred taxes	(9)	(2,972)
Changes in operating assets and liabilities:
Accounts receivable, net	15,056	9,858
Inventory	(1,109)	889
Prepaid expenses and other assets	(1,361)	(1,665)
Accounts payable	(731)	(1,852)
Accrued expenses	(2,368)	(819)
Deferred revenue	3,743	(2,351)
Other liabilities	216	147

Net cash provided by operating activities	19,677	7,258

Investing activities
Purchase of property and equipment	(2,542)	(1,273)
Acquisition-related payments	(174)	(7,093)
Purchase of investments	(39,132)	(47,077)
Proceeds from maturities of investments	36,312	47,365

Net cash used in investing activities	(5,536)	(8,078)

Financing activities
Repayments of capital lease obligations	(5)	(5)
Proceeds from employee stock-based plans	3,846	1,320
Excess tax benefits related to share-based payments	—	(634)

Net cash provided by financing activities	3,841	681

Net increase (decrease) in cash and cash equivalents	17,982	(139)
Cash and cash equivalents at beginning of period	59,407	54,410

Cash and cash equivalents at end of period	$77,389	$54,271

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

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

Investments

We determine the appropriate classification of our investments at the time of purchase and reevaluate such classification as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in the consolidated statements of comprehensive income. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income.

We evaluate our investments on a regular basis to determine whether an other-than-temporary impairment in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in the consolidated statements of comprehensive income and in accumulated other comprehensive income on our consolidated statement of stockholders’ equity. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.

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

Allowance for Doubtful Accounts and Sales Return Allowance

We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $0.2 million and $0.3 million, respectively.

We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of March 31, 2012 and December 31, 2011, the sales return allowance was $0.7 million and $0.8 million, respectively.

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

Inventory consisted of the following (in thousands):

	As of
	March 31, 2012	December 31, 2011
Finished goods	$2,040	$2,062
Evaluation units	1,767	790
Advance replacement units	1,486	1,433

Total	$5,293	$4,285

Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $0.1 million for the three months ended March 31, 2012.

Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units and a result of the introduction of new products, are reflected as cost of revenues and amounted to approximately $0.7 million for the three months ended March 31, 2011.

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

Revenue Recognition

We derive revenue from arrangements that include hardware products with embedded software, software licenses, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees for the license of our technology in a software-only format and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.

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

For stand-alone software sales we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

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

We have established VSOE of fair value for substantially all of our technical support based upon actual renewals of each type of technical support that is offered for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is generally 12 months. The VSOE of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for professional services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.

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

For the three months ended March 31, 2012, three customers, one a distributor of our products to the U.S. government, one a reseller of our products and the other a distributor of our products, accounted for 20%, 11% and 10%, respectively, of total revenue. For the three months ended March 31, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 11% and 16%, respectively, of total revenue.

As of March 31, 2012, two customers, one a distributor of our products to the U.S. government and the other a reseller of our products, accounted for 16% and 11%, respectively, of our accounts receivable. As of March 31, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 15% and 14%, respectively, of our accounts receivable.

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

We use the Black-Scholes option pricing model for estimating the fair value of stock options granted under the 2007 Plan and for employee stock purchases under the ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this guidance on January 1, 2012.

3.	Investments

The following is a summary of available-for-sale investments as of March 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,706	$—	$—	$9,706
Corporate debt investments	41,769	23	(15)	41,777
Asset-backed securities	2,246	—	—	2,246
Commercial paper	27,566	12	—	27,578
Government-sponsored enterprises	33,809	9	—	33,818
CD	4,450	7	—	4,457

Total investments	119,546	51	(15)	119,582
Amounts classified as cash equivalents*	(18,705)	(1)	—	(18,706)

Total available-for-sale investments	$100,841	$50	$(15)	$100,876

Due in one year or less	$72,744	$42	$(14)	$72,772
Due after one year through five years	28,097	8	(1)	28,104

Total available-for-sale investments	$100,841	$50	$(15)	$100,876

*	Does not include cash held in our bank accounts

The following is a summary of available-for-sale investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$18,827	$—	$—	$18,827
Corporate debt investments	38,695	11	(61)	38,645
Asset-backed securities	500	—	—	500
Commercial paper	11,185	3	—	11,188
Government-sponsored enterprises	48,506	13	(5)	48,514
CD	1,700	—	—	1,700

Total investments	119,413	$27	$(66)	119,374
Amounts classified as cash equivalents*	(20,967)	—	—	(20,967)

Total available-for-sale investments	$98,446	$27	$(66)	$98,407

Due in one year or less	$68,901	$15	$(58)	$68,858
Due after one year through five years	29,545	12	(8)	29,549

Total available-for-sale investments	$98,446	$27	$(66)	$98,407

*	Does not include cash held in our bank accounts

The following table shows the gross unrealized losses and fair value of our investments as of March 31, 2012 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$19,787	$15	$—	$—	$19,787	$15

As of March 31, 2012, the unrealized holding gain, net of tax, on available-for-sale securities included in accumulated other comprehensive income was less than $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of March 31, 2012. There are 20 corporate debt investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.

4.	Income Taxes

The U.S. and foreign components of our income before income taxes consisted of the following:

	Three Months Ended March 31,
	2012	2011
U.S.	$(377)	$(2,530)
Foreign	494	31

Income (loss) before income taxes	$117	$(2,499)

Our effective tax rate for the three months ended March 31, 2012 is an expense of 42.7%, compared to benefit of 118.4% in the prior-year period. Our provision for income taxes for the three months ended March 31, 2012 is based on an estimated annual effective tax rate for 2012 of 42.7%, which includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at various rates.

Our benefit from income taxes for the three months ended March 31, 2011 is based on an estimated annual effective tax rate for 2011 of 38.4% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2011 reflected the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits that was projected for 2011.

As of March 31, 2012 and December 31, 2011, we had $0.3 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate.

5.	Stock-Based Compensation

In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2011, we had reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. On January 1, 2012, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to

4% of our outstanding common stock as of December 31, 2011, or 1,161,661 shares. Therefore, as of March 31, 2012, we have reserved an aggregate of 8,536,635 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.

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

Valuation of Stock-Based Compensation

We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.

The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2007 Plan and ESPP grants.

	Three Months Ended March 31,
	2012	2011
Stock options:
Average risk-free interest rate	0.8%	2.1%
Expected dividend yield	—%	—%
Expected life (years)	4.75	4.75
Expected volatility	61.6%	62.3%
Weighted-average fair value at grant date	$15.41	$13.72

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

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Product cost of revenue	$78	$59
Services cost of revenue	166	110

Stock-based compensation expense included in cost of revenue	244	169

Research and development	972	697
Sales and marketing	1,746	1,324
General and administrative	1,145	993

Stock-based compensation expense included in operating expenses	3,863	3,014

Total stock-based compensation expense	$4,107	$3,183

Stock Options

The following table summarizes stock option activity under the plans for the three months ended March 31, 2012 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,602,802	$0.24 to 33.47	$18.02		$
Granted	23,750	30.36	30.36
Exercised	(288,949)	0.24 to 28.90	13.31
Forfeited	(33,625)	18.25 to 33.47	26.53

Outstanding at March 31, 2012	2,303,978	$0.24 to 33.47	$18.61	5.95		$68,015

Vested and exercisable at March 31, 2012	1,026,342	$0.24 to 28.90	$11.05	5.59		$38,057

Vested and expected to vest at March 31, 2012	2,119,204		$17.95	5.93		$63,949

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.24 to 6.77	673,930	$5.66	5.53	606,806	$5.56
$ 7.10 to 25.05	588,011	18.24	6.13	274,245	15.04
$ 25.52 to 26.82	618,632	26.03	5.95	103,321	26.05
$ 26.85 to 33.47	423,405	28.89	6.37	41,970	27.47

	2,303,978	$18.61	5.95	1,026,342	$11.05

The aggregate intrinsic value of all options exercised during the three months ended March 31, 2012 and 2011 was $8.7 million and $3.1 million, respectively.

Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.6 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of March 31, 2012 was $12.8 million, which is expected to be recognized over a weighted average period of 2.66 years.

Restricted Stock Awards

The following table summarizes the unvested restricted stock award activity during the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	102,163	$11.92
Granted	403	44.62
Vested	(30,673)	7.22
Forfeited	(750)	7.23

Unvested at March 31, 2012	71,143	$14.18

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

The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.46 years.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity during the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	1,105,717	$21.50
Granted	395,500	44.61
Vested	(172,104)	18.34
Forfeited	(16,876)	20.67

Unvested at March 31, 2012	1,312,237	$28.89

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

The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $2.0 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $23.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.12 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which generally is a six-month period. There were no shares purchased during the three months ended March 31, 2012 and 2011. The total compensation expense related to the ESPP was $0.2 million for each of the three months ended March 31, 2012 and 2011.

6.	Net Income Per Share

The calculation of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$67	$460

Denominator:
Weighted-average shares outstanding - basic	29,226,842	28,235,751
Dilutive effect of employee stock plans	1,151,169	943,558

Weighted-average shares - diluted	30,378,011	29,179,309

Net income per share:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	196,138	913,938
Restricted stock units	92,793	72,722

	288,931	986,660

7.	Fair Value Measurement

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

We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2012.

The following table presents our financial assets and liabilities that were accounted for at fair value as of March 31, 2012 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,706	$9,706	$—	$—
Corporate debt investments	41,777	—	41,777	—
Asset-backed securities	2,246	—	2,246	—
Commercial paper	27,578	—	27,578	—
Government-sponsored enterprise securities	33,818	—	33,818	—
CD	4,457	—	4,457	—

Total	$119,582	$9,706	$109,876	$—

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. For the three months ended March 31, 2012, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

8.	Business and Geographic Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$30,624	$22,397
All foreign countries	15,678	8,385

Total	$46,302	$30,782

9.	Commitments and Contingencies

Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of March 31, 2012, we had total purchase commitments for inventory of approximately $13.7 million due within the next 12 months. Of this amount, $12.0 million relates to our newly introduced FirePOWERTM line of products and $1.7 million relates to our existing line of products of which $0.7 million has been expensed in prior periods due to excess inventory of future demand for existing products due to the introduction of our new products. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.

Asset Retirement Obligation – We maintain office space in certain locations for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $0.2 million, payable upon termination of the lease. This liability is being accreted over the lease term.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 and 2011.

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

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2012 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Key Financial Metrics and Trends

Revenue from U.S. commercial customers accounted for 45% and 53% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. Our revenue from U.S. commercial customers increased by 28% for the three months ended March 31, 2012 as compared to the prior-year period.

Revenue from international customers accounted for 34% and 27% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. Our revenue from international customers increased by 87% for the three months ended March 31, 2012 as compared to the prior-year period.

Revenue from U.S. federal and state government agencies collectively accounted for 21% and 20% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. Our revenue from U.S. federal and state government agencies increased by 60% for the three months ended March 31, 2012, as compared to the prior-year period.

We believe that our revenue from product sales for the three months ended March 31, 2012 was positively affected by a number of factors, including (i) the introduction of new, enhanced versions of our products in 2011, (ii) the expansion of our indirect sales channel both in the U.S. and internationally, (iii) investments in our international operations and the resulting increase in headcount, and (iv) a stabilized environment for federal spending. In addition, our revenue from sales of services for the three months ended March 31, 2012 was positively affected by an increase in our installed customer base. We expect these factors to continue to positively affect our product revenue and services revenue for the remainder of 2012. However, we expect growth rates compared to 2011 to moderate for the remainder of 2012.

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

Revenue

We currently derive revenue from product sales and services. Product revenue is principally derived from the sale of our network security solutions. These solutions include a perpetual software license bundled with a third-party hardware platform. Services revenue is principally derived from technical support and professional services and training. We typically sell technical support to complement our network security product solutions.

Technical support entitles a customer to product updates and new rule releases on a when and if available basis and both telephone and web-based assistance for using our products. Our professional services include optional installation, configuration and tuning, which we refer to collectively as network security deployment services. These services typically occur on-site after delivery has occurred. Our training includes instructor-led and custom classes delivered at various locations around the world, onsite at customer premises, and online.

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

We sell our network security solutions globally. However, 66% and 73% of our revenue for the three months ended March 31, 2012 and 2011, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.

We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 61% and 79% of total product revenue for the three months ended March 31, 2012 and 2011, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2012.

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

Cost of Revenue

Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, amortization of acquired intangible assets, supplies, warranty, shipping and handling costs, expense for excess and obsolete inventory and depreciation in the instances where we lease our network security solutions to our customers. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our new FireAMP™ anti-malware product. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future.

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

Gross Profit

Our gross profit is affected by a variety of factors, including the mix and average selling prices of our products, our pricing policy, new product introductions, the cost of hardware platforms, expense for excess and obsolete inventory, warranty expense, the cost of labor and materials and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a high-margin product could significantly reduce our total gross profit percentage for that quarter.

We substantially completed the transition of our product line to our next generation platform in the first quarter of 2012. In some cases, the gross margin of our new products are lower as compared to the previous generation of products they are replacing. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our new FireAMP anti-malware product. These items had an impact on our gross margin for the first quarter of 2012 and we expect this impact to continue throughout 2012.

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

Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $4.1 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.

Results of Operations

Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended March 31,		Variance
	2012	2011	$	%
Products	$25,693	$15,798	$9,895	63%
Percentage of total revenue	55%	51%
Technical support and professional services	20,609	14,984	5,625	38%
Percentage of total revenue	45%	49%

Total revenue	$46,302	$30,782	$15,520	50%

The increase in our product revenue for the three months ended March 31, 2012, as compared to the prior-year period, was primarily due to higher product sales volume and increased revenue from international and U.S. government customers. The increase in our services revenue for the three months ended March 31, 2012, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended March 31,		Variance
	2012	2011	$	%
Products	$8,489	$4,735	$3,754	79%
Percentage of total revenue	18%	15%
Technical support and professional services	2,433	1,862	571	31%
Percentage of total revenue	5%	6%

Total cost of revenue	$10,922	$6,597	$4,325	66%

Percentage of total revenue	24%	21%

The increase in our product cost of revenue for the three months ended March 31, 2012, as compared to the prior-year period, was primarily due to an increase in unit volume associated with higher revenue, higher costs of our new product platform and the infrastructure costs to support and run our new FireAMP anti-malware product, partially offset by lower inventory write-downs related to excess and obsolete inventory.

The increase in our services cost of revenue for the three months ended March 31, 2012, as compared to the prior-year period, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers and provide professional services to our customers and increased hardware service expense we pay to our third-party integrators to help maintain our install base.

Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended March 31,		Variance
	2012	2011	$	%
Products	$17,204	$11,063	$6,141	56%
Product gross margin	67%	70%
Technical support and professional services	18,176	13,122	5,054	39%
Technical support and professional services gross margin	88%	88%

Total gross profit	$35,380	$24,185	$11,195	46%

Total gross margin	76%	79%

Product gross margin decreased for the three months ended March 31, 2012, as compared to the prior-year period, primarily due to the higher costs of our new products, the sales product mix favoring our lower-margin products and the infrastructure costs to support and run our new FireAMP anti-malware product, partially offset by lower inventory write-downs related to excess and obsolete inventory.

Technical support and professional services gross margin for the three months ended March 31, 2012, remained relatively flat over the prior year.

Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended March 31,		Variance
	2012	2011	$	%
Research and development	$9,428	$6,962	$2,466	35%
Percentage of total revenue	20%	23%
Sales and marketing	19,204	14,078	5,126	36%
Percentage of total revenue	41%	46%
General and administrative	5,444	4,673	771	16%
Percentage of total revenue	12%	15%
Depreciation and amortization	1,184	965	219	23%
Percentage of total revenue	3%	3%

Total operating expenses	$35,260	$26,678	$8,582	32%

Percentage of total revenue	76%	87%

Research and development expenses for the three months ended March 31, 2012 increased over the prior-year period, primarily due to an increase of $1.4 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.7 million in consulting fees, an increase of $0.3 million in stock-based compensation expense and an increase of $0.2 million in allocated overhead costs as a result of additional personnel and increased overhead costs.

Sales and marketing expenses for the three months ended March 31, 2012 increased over the prior-year period, primarily due to an increase of $3.2 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $0.6 million in advertising, promotion, partner-marketing programs and trade show expenses, an increase of $0.4 million in stock-based compensation expense and an increase of $0.3 million in travel and travel-related expenses.

General and administrative expenses for the three months ended March 31, 2012 increased over the prior-year period, primarily due to an increase of $0.5 million in salaries, incentive compensation and benefits as a result of additional personnel and an increase of $0.2 million in stock-based compensation expense.

Depreciation and amortization expense for the three months ended March 31, 2012 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department, computers purchased for personnel hired and leasehold improvements to new office spaces.

Provision for (benefit from) income taxes. The following table shows provision for (benefit from) income taxes (in thousands):

	Three Months Ended March 31,		Variance
	2012	2011	$	%
Provision for (benefit from) income taxes	$50	$(2,959)	$3,009	(102)%
Percentage of total revenue	0%	(10)%

Our effective tax rate for the three months ended March 31, 2012 is an expense of 42.7%, compared to benefit of 118.4% in the prior-year period. Our provision for income taxes for the three months ended March 31, 2012 is based on an estimated annual effective tax rate for 2012 of 42.7%, which includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at various rates.

Our benefit from income taxes for the three months ended March 31, 2011 is based on an estimated annual effective tax rate for 2011 of 38.4% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2011 reflected the U.S. federal statutory rate of 34%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits that was projected for 2011.

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

Quarterly Timing

On a quarterly basis, we have usually generated the majority of our sales in the final month of the quarter. We believe this occurs for two reasons. First, many customers wait until the end of the quarter to extract favorable pricing terms from their vendors, including Sourcefire. Second, our sales personnel, who have a strong incentive to meet quarterly sales targets, have tended to increase their sales activity as the end of a quarter nears, while their participation in sales management review and planning activities is typically scheduled at the beginning of a quarter. The timing of our quarter-end and year-end shipments also affects our quarterly and annual product revenue, since we typically recognize revenue upon shipment of the product and orders received at the end of a quarter or year may not be shipped until the beginning of the following quarter or year.

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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Reconciliation to adjusted income from operations:
GAAP income (loss) from operations	$120	$(2,493)
Stock-based compensation expense	4,107	3,183
Amortization of acquisition-related intangible assets	342	252
Other acquisition-related expenses*	667	789

Adjusted income from operations	$5,236	$1,731

Adjusted income from operations as % of revenue	11.3%	5.6%

Reconciliation to adjusted net income:
GAAP net income	$67	$460
Stock-based compensation expense	4,107	3,183
Amortization of acquisition-related intangible assets	342	252
Other acquisition-related expenses**	667	903
Tax credit for research and experimentation	—	(2,001)
Income tax adjustment***	(1,782)	(1,602)

Adjusted net income	$3,401	$1,195

Adjusted net income per share – basic	$0.12	$0.04
Adjusted net income per share – diluted	$0.11	$0.04

Weighted-average shares outstanding – basic	29,226,842	28,235,751
Weighted-average shares outstanding – diluted	30,378,011	29,179,309

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$19,677	$7,258
Purchase of property and equipment	(2,542)	(1,273)

Free cash flow	$17,135	$5,985

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.
**	Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.
***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents:
Provided by operating activities	$19,677	$7,258
Used in investing activities	(5,536)	(8,078)
Provided by financing activities	3,841	681

Increase (decrease) in cash and cash equivalents	17,982	(139)
Cash and cash equivalents at beginning of period	59,407	54,410

Cash and cash equivalents at end of period	77,389	54,271
Investments	100,876	98,525

Total cash, cash equivalents and investments	$178,265	$152,796

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2012 is the result of changes in our operating assets and liabilities of $13.4 million and $6.2 million of adjustments to exclude the impact of net non-cash revenues and expenses. Cash provided by operating activities for the three months ended March 31, 2011 is the result of our net income of $0.5 million, $2.6 million of adjustments to exclude the impact of net non-cash revenues and expenses, which includes a discrete benefit of $2.0 million related to our research and experimentation tax credit, and changes in our operating assets and liabilities of $4.2 million.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2012 was primarily the result of purchases of investments of $39.1 million and capital expenditures of $2.5 million, offset by maturities of investments of $36.3 million. Cash used in investing activities for the three months ended March 31, 2011 was primarily the result of purchases of investments of $47.1 million, $7.1 million for acquisition-related payments and capital expenditures of $1.3 million, offset by maturities of investments of $47.4 million.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2012 and 2011 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.

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

We expect our short-term liquidity requirements through March 31, 2013 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of March 31, 2012, we had cash, cash equivalents and investments of $178.3 million and working capital of $133.3 million.

As described above, our product sales are, and are expected to continue to be, seasonal. We believe that our current cash reserves are sufficient for any short-term needs arising from the seasonality of our business.

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

Revenue Recognition.

We derive revenue from arrangements that include hardware products with embedded software, software licenses, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees for the license of our technology in a software-only format and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.

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

For stand-alone software sales we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

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

We have established VSOE of fair value for substantially all of our technical support based upon actual renewals of each type of technical support that is offered for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is generally 12 months. The VSOE of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for professional services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.

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

We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under the ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.

The key assumptions used in the Black-Scholes option valuation of stock options granted under the 2007 Stock Incentive Plan, or 2007 Plan, and ESPP grants include the following:

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

Investments. We determine the appropriate classification of our investments at the time of purchase and reevaluate such classification as of each balance sheet date. Our investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit. These investments have been classified as available-for-sale. Available-for-sale investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in the consolidated statements of comprehensive income. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income.

We evaluate our investments on a regular basis to determine whether an other-than-temporary impairment in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in the consolidated statements of comprehensive income and in accumulated other comprehensive income on our consolidated statement of stockholders’ equity. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in our market risk occurred from December 31, 2011 through March 31, 2012. Information regarding our market risk at December 31, 2011, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

See Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of risk factors.

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

Repurchase of Equity Securities During the Period Ended March 31, 2012

The following table provides information about purchases by us during the three-month period ended March 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.

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

These were the only repurchases of equity securities made by us during the three months ended March 31, 2012. We do not currently have a stock repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/1/12 – 2/29/12	750	(1)	$0.001	—	—

(1)	Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFIRE, INC.

Date: May 3, 2012	By:	/s/ John C. Burris
John C. Burris Chief Executive Officer
(duly authorized officer)

Date: May 3, 2012	By:	/s/ Todd P. Headley
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