Form 10-Q
period 2012-06-30
SOURCEFIRE INC
filed 2012-08-02
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2012, there were 29,942,647 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,537	$59,407
Short-term investments	93,519	68,858
Accounts receivable, net of allowances of $830 as of June 30, 2012 and $1,062 as of December 31, 2011	47,065	54,914
Inventory	5,868	4,285
Deferred tax assets	1,699	1,719
Prepaid expenses and other current assets	8,249	7,718
Total current assets	233,937	196,901
Property and equipment, net	13,874	12,233
Goodwill	15,000	15,000
Intangible assets, net	5,139	5,822
Investments	10,869	29,549
Deferred tax assets	9,621	9,620
Other assets	19,042	14,802
Total assets	$307,482	$283,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,558	$5,407
Accrued compensation and related expenses	10,822	10,618
Other accrued expenses	5,539	7,212
Current portion of deferred revenue	52,465	50,606
Other current liabilities	604	572
Total current liabilities	74,988	74,415
Deferred revenue, less current portion	14,761	10,964
Other long-term liabilities	757	691
Total liabilities	90,506	86,070
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 29,911,841 and 29,041,530 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	29	28
Additional paid-in capital	231,315	213,402
Accumulated deficit	(14,369)	(15,549)
Accumulated other comprehensive income (loss)	1	(24)
Total stockholders’ equity	216,976	197,857
Total liabilities and stockholders’ equity	$307,482	$283,927
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Products	$29,794	$20,857	$55,487	$36,655
Technical support and professional services	20,804	15,597	41,413	30,581
Total revenue	50,598	36,454	96,900	67,236
Cost of revenue:
Products	8,682	6,036	17,171	10,771
Technical support and professional services	2,837	2,158	5,270	4,020
Total cost of revenue	11,519	8,194	22,441	14,791
Gross profit	39,079	28,260	74,459	52,445
Operating expenses:
Research and development	10,661	8,074	20,089	15,036
Sales and marketing	19,764	15,198	38,968	29,276
General and administrative	5,911	4,692	11,355	9,365
Depreciation and amortization	1,133	923	2,317	1,888
Total operating expenses	37,469	28,887	72,729	55,565
Income (loss) from operations	1,610	(627)	1,730	(3,120)
Other income (expense), net:
Interest and investment income	128	95	234	208
Interest expense	(1)	(116)	(5)	(234)
Other expense	(116)	(31)	(221)	(32)
Total other income (expense), net	11	(52)	8	(58)
Income (loss) before income taxes	1,621	(679)	1,738	(3,178)
Provision for (benefit from) income taxes	508	(280)	558	(3,239)
Net income (loss)	$1,113	$(399)	$1,180	$61
Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.04	$—
Diluted	$0.04	$(0.01)	$0.04	$—
Weighted average shares outstanding used in computing per share amounts:
Basic	29,714,500	28,537,437	29,470,671	28,387,427
Diluted	30,961,421	28,537,437	30,669,716	29,286,095

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,113	$(399)	$1,180	$61
Unrealized gain (loss) on investments, net of tax	(21)	18	25	4
Total comprehensive income (loss)	$1,092	$(381)	$1,205	$65

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of January 1, 2012	29,041,530	$28	$213,402	$(15,549)	$(24)	$197,857
Exercise of common stock options	511,230	1	7,400	—	—	7,401
Issuance of common stock under employee stock purchase plan	38,644	—	1,114	—	—	1,114
Issuance of restricted common stock	321,562	—	—	—	—	—
Cancellation of restricted common stock	(1,125)	—	—	—	—	—
Stock-based compensation expense	—	—	8,976	—	—	8,976
Excess tax benefits relating to share-based payments	—	—	423	—	—	423
Net income for the six months ended June 30, 2012	—	—	—	1,180	—	1,180
Change in unrealized loss on investments, net of tax	—	—	—	—	25	25
Balance as June 30, 2012	29,911,841	$29	$231,315	$(14,369)	$1	$216,976

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$1,180	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,399	2,553
Non-cash stock-based compensation	8,976	6,493
Excess tax benefits related to share-based payments	(423)	634
Amortization of premium on investments	830	1,058
Loss on disposal of assets	—	9
Deferred taxes	(8)	(3,485)
Changes in operating assets and liabilities:
Accounts receivable, net	7,849	4,189
Inventory	(1,864)	990
Prepaid expenses and other assets	(2,671)	(12,883)
Accounts payable	151	(500)
Accrued expenses	(1,046)	696
Deferred revenue	5,656	(236)
Other liabilities	282	334
Net cash provided by (used in) operating activities	22,311	(87)
Investing activities
Purchase of property and equipment	(4,076)	(2,714)
Acquisition-related payments	(174)	(7,093)
Payment for cost method investment	(2,100)	—
Purchase of investments	(78,704)	(79,994)
Proceeds from maturities of investments	71,945	71,908
Net cash used in investing activities	(13,109)	(17,893)
Financing activities
Repayments of capital lease obligations	(10)	(9)
Proceeds from employee stock-based plans	8,515	3,203
Excess tax benefits related to share-based payments	423	(634)
Net cash provided by financing activities	8,928	2,560
Net increase (decrease) in cash and cash equivalents	18,130	(15,420)
Cash and cash equivalents at beginning of period	59,407	54,410
Cash and cash equivalents at end of period	$77,537	$38,990

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
We also manage the security industry’s leading open source initiative, Snort®, as well as the ClamAV® and Razorback™ open source initiatives. Snort is an open source intrusion prevention technology that is incorporated into the IPS software component of our comprehensive Intrusion Detection and Prevention System. ClamAV is an open source anti-virus and anti-malware project. Razorback is an open-source project that addresses advanced detection problems associated with client-side attacks.
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

Investments
We determine the appropriate classification of our investments at the time of purchase and reevaluate such classification as of each balance sheet date. Our available-for-sale investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit. These investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in the consolidated statements of comprehensive income. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income.
We evaluate our available-for-sale investments on a regular basis to determine whether an other-than-temporary impairment in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in the consolidated statements of comprehensive income and in accumulated other comprehensive income on our consolidated statement of stockholders’ equity. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.
We account for our investment in a minority interest in a company over which we do not exercise significant influence using the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other-than-temporarily impaired. If a decline in the fair value of a cost method investment is determined to be other-than-temporary, an impairment charge will be recorded and the fair value will become the new cost basis of the investment. Our cost method investment is included in other assets on the consolidated balance sheets.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, cash surrender value on our split-dollar life insurance policy, accounts payable and deferred revenue. The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets. The fair value of available-for-sale investments is determined using quoted market prices for those investments.The fair value of this cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Allowance for Doubtful Accounts and Sales Return Allowance
We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $0.1 million and $0.3 million, respectively.
We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of June 30, 2012 and December 31, 2011, the sales return allowance was $0.7 million and $0.8 million, respectively.
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

Inventory consisted of the following (in thousands):

	As of
	June 30, 2012	December 31, 2011
Finished goods	$1,848	$2,062
Evaluation units	2,364	790
Advance replacement units	1,656	1,433
Total	$5,868	$4,285
Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $0.3 million and $0.4 million for the three months and six months ended ended June 30, 2012, respectively.
Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory as a result of the introduction of new products, are reflected as cost of revenues and amounted to approximately $0.7 million and $1.4 million for the three months and six months ended ended June 30, 2011, respectively.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate a potential impairment. If it is determined that an impairment has occurred, we will write down the carrying value and record an impairment charge as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
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

i.	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement consideration should be allocated to the separate elements;

ii.
require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or BESP, if neither VSOE or TPE is available; and

iii.	eliminate the use of the residual method and require an entity to allocate arrangement consideration based on the relative selling price of each element within the arrangement.
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
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license for the use of our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.
For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.

For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the industry-specific software revenue recognition guidance. The revenue for all of our other multiple deliverable arrangements is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance.
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
For the three months and six months ended June 30, 2012, one customer, a distributor of our products to the U.S. government, accounted for 12% and 16%, respectively, of total revenue.
For the three months ended June 30, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 12% and 10%, respectively, of total revenue. For the six months ended June 30, 2011, two customers, one a distributor of our products to the U.S. government and the other a reseller of our products, accounted for 13% and 12%, respectively, of total revenue.
As of June 30, 2012, three customers, one a distributor of our products to the U.S. government and the other two resellers of our products, accounted for 16%, 11% and 10%, respectively, of our accounts receivable. As of December 31, 2011, one customer, a reseller of our products, accounted for 14% of our accounts receivable.
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
3.    Investments
The following is a summary of available-for-sale investments as of June 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$13,283	$—	$—	$13,283
Corporate debt investments	50,235	8	(26)	50,217
Asset-backed securities	2,740	1	—	2,741
Commercial paper	32,196	29	—	32,225
Government-sponsored enterprises	14,752	2	(4)	14,750
Government securities	1,950	—	—	1,950
Certificates of deposit	4,450	5	—	4,455
Total investments	119,606	45	(30)	119,621
Amounts classified as cash equivalents*	(15,233)	—	—	(15,233)
Total available-for-sale investments	$104,373	$45	$(30)	$104,388

Due in one year or less	$93,497	$45	$(23)	$93,519
Due after one year through five years	10,876	—	(7)	10,869
Total available-for-sale investments	$104,373	$45	$(30)	$104,388

*	Does not include cash held in our bank accounts

The following is a summary of available-for-sale investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$18,827	$—	$—	$18,827
Corporate debt investments	38,695	11	(61)	38,645
Asset-backed securities	500	—	—	500
Commercial paper	11,185	3	—	11,188
Government-sponsored enterprises	48,506	13	(5)	48,514
Certificates of deposit	1,700	—	—	1,700
Total investments	119,413	$27	$(66)	119,374
Amounts classified as cash equivalents*	(20,967)	—	—	(20,967)
Total available-for-sale investments	$98,446	$27	$(66)	$98,407

Due in one year or less	$68,901	$15	$(58)	$68,858
Due after one year through five years	29,545	12	(8)	29,549
Total available-for-sale investments	$98,446	$27	$(66)	$98,407

*	Does not include cash held in our bank accounts

The following table shows the gross unrealized losses and fair value of our available-for-sale investments as of June 30, 2012 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$36,743	$26	$—	$—	$36,743	$26
Government-sponsored enterprises	8,246	4	—	—	8,246	4
Total	$44,989	$30	$—	$—	$44,989	$30
As of June 30, 2012, the unrealized holding gain, net of tax, on available-for-sale securities included in accumulated other comprehensive income was less than $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of June 30, 2012. There are 29 corporate debt investments and 5 government-sponsored enterprises with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
In May 2012, we committed to invest $3.0 million in a company that supplies components and performs design work for our hardware platform. We funded $2.1 million of this investment in May 2012 and expect to fund the remaining amount in February 2013. We account for this investment using the cost method, as our investment represents less than a 20% equity interest and we do not have significant influence or control over the company. We believe the current carrying amount approximates fair value and we have not evaluated it for impairment as there have been no indicators that would indicate the value of the investment has declined below cost. This cost method investment is included in other assets on the consolidated balance sheets.

4.    Income Taxes
The U.S. and foreign components of our income before income taxes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S.	$1,211	$(691)	$834	$(3,221)
Foreign	410	12	904	43
Income (loss) before income taxes	$1,621	$(679)	$1,738	$(3,178)
Our effective tax rate for the three months ended June 30, 2012 is an expense of 31%, compared to benefit of 41% in the prior-year period. Our effective tax rate for the six months ended June 30, 2012 is an expense of 32%, compared to benefit of 102% in the prior-year period. Our provision for income taxes for the six months ended June 30, 2012 is based on an estimated annual effective tax rate for 2012 of 32%, which includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at various rates which are lower than the U.S. federal statutory rate.
Our benefit from income taxes for the six months ended June 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.9% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the six months ended June 30, 2011. Our effective tax rate for the six months ended June 30, 2011 includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits that was projected for 2011.
As of June 30, 2012 and December 31, 2011, we had $0.3 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate.
5.    Stock-Based Compensation
In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2011, we had reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. On January 1, 2012, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2011, or 1,161,661 shares. Therefore, as of June 30, 2012, we have reserved an aggregate of 8,536,635 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
The 2002 Plan and the 2007 Plan are administered by the Compensation Committee of our Board of Directors. The vesting period for awards under the plans is generally between three and five years. Options granted prior to March 2010 have a maximum term of ten years, and options granted beginning March 2010 have a maximum term of seven years. The exercise price of stock option awards is equal to at least the fair value of the common stock on the date of grant. The fair value of our common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Select Market on the date of grant. Effective February 1, 2012, we changed our practice for equity awards to new employees to primarily grant restricted stock units rather than stock options.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options:
Average risk-free interest rate	—%	1.9%	0.8%	2.0%
Expected dividend yield	—	—	—	—
Expected life (years)	—	4.75	4.75	4.75
Expected volatility	—%	61.5%	61.6%	62.0%
Weighted-average fair value at grant date	$—	$13.62	$15.41	$13.69

Employee stock purchase plan:
Average risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected dividend yield	—	—	—	—
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	54.9%	42.6%	54.9%	42.6%
Weighted-average fair value at grant date	$14.66	$6.04	$14.66	$6.04
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

For stock options granted prior to February 2012, since our historical stock data from our IPO in March 2007 was less than the expected life of the stock options, we used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, are in the same industry or are competitors. Beginning in February 2012, the expected volatility of any stock options granted will be based on the daily historical volatility of our stock price over the expected life of the options.
For ESPP grants, we use our historical volatility since we have historical data available since our IPO, which is consistent with the expected life.
If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product cost of revenue	$93	$62	$171	$121
Services cost of revenue	211	109	377	219
Stock-based compensation expense included in cost of revenue	304	171	548	340

Research and development	1,184	803	2,156	1,500
Sales and marketing	2,137	1,384	3,883	2,708
General and administrative	1,244	952	2,389	1,945
Stock-based compensation expense included in operating expenses	4,565	3,139	8,428	6,153
Total stock-based compensation expense	$4,869	$3,310	$8,976	$6,493
Stock Options
The following table summarizes stock option activity under the plans for the six months ended June 30, 2012 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,602,802	$ 0.24 to 33.47	$18.02
Granted	23,750	30.36	30.36
Exercised	(511,230)	0.24 to 30.25	14.48
Forfeited	(66,330)	18.25 to 33.47	26.12
Outstanding at June 30, 2012	2,048,992	$ 0.24 to 33.47	$18.78	5.70	$66,839
Vested and exercisable at June 30, 2012	981,309	$ 0.24 to 30.25	$11.57	5.39	$39,084
Vested and expected to vest at June 30, 2012	1,901,184		$18.19	5.68	$63,147

The following table summarizes information about stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.24 to 6.77	597,201	$5.69	5.31	570,245	$5.66
$ 7.10 to 25.05	516,995	18.52	5.89	264,191	16.04
$ 25.52 to 26.82	548,289	26.05	5.63	111,483	26.05
$ 26.85 to 33.47	386,507	29.03	6.12	35,390	27.86
	2,048,992	$18.78	5.70	981,309	$11.57
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2012 and 2011 was $17.2 million and $4.8 million, respectively.
Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.6 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.2 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2012 was $11.3 million, which is expected to be recognized over a weighted average period of 2.50 years.
Restricted Stock Awards
The following table summarizes the unvested restricted stock award activity during the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	102,163	$11.92
Granted	12,113	54.81
Vested	(51,608)	14.38
Forfeited	(1,125)	7.23
Unvested at June 30, 2012	61,543	$18.39
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
The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $0.3 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.
As of June 30, 2012, there was $0.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.44 years.

Restricted Stock Units
The following table summarizes the unvested restricted stock unit activity during the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	1,105,717	$21.50
Granted	719,550	49.01
Vested	(309,449)	18.63
Forfeited	(23,627)	23.97
Unvested at June 30, 2012	1,492,191	$35.32
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
The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $2.9 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $4.8 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was $34.0 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.19 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which is a six-month period. During the six months ended June 30, 2012, 38,644 shares were purchased under the ESPP for $1.1 million. We recognized compensation expense related to the ESPP of $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.
6.    Net Income (Loss) Per Share
The calculation of basic and diluted net income per share for the three months and six months ended June 30, 2012 and 2011 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,113	$(399)	$1,180	$61
Denominator:
Weighted-average shares outstanding - basic	29,714,500	28,537,437	29,470,671	28,387,427
Dilutive effect of employee stock plans	1,246,921	—	1,199,045	898,668
Weighted-average shares - diluted	30,961,421	28,537,437	30,669,716	29,286,095
Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.04	$—
Diluted	$0.04	$(0.01)	$0.04	$—

The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock	—	2,681,657	98,069	1,098,134
Restricted stock units	148,096	1,094,508	120,445	60,262
	148,096	3,776,165	218,514	1,158,396
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
We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2012.

The following table presents our financial assets and liabilities that were accounted for at fair value as of June 30, 2012 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,283	$13,283	$—	$—
Corporate debt investments	50,217	—	50,217	—
Asset-backed securities	2,741	—	2,741	—
Commercial paper	32,225	—	32,225	—
Government-sponsored enterprise securities	14,750	—	14,750	—
Government securities	1,950	1,950	—	—
Certificates of deposit	4,455	—	4,455	—
Total	$119,621	$15,233	$104,388	$—
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill, asset retirement obligations and our cost method investment. These items are recognized at fair value when they are considered to be impaired. For the six months ended June 30, 2012, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
8.    Business and Geographic Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$35,903	$26,948	$66,527	$49,345
All foreign countries	14,695	9,506	30,373	17,891
Total	$50,598	$36,454	$96,900	$67,236
9.    Commitments and Contingencies
Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of June 30, 2012, we had total purchase commitments for inventory of approximately $21.7 million due within the next 12 months. It is possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.
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

•	Results of Operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2012 and 2011.

•
Non-GAAP Financial Measures and Supplemental Operating Data. This section discusses non-GAAP financial results that we use in evaluating the operating performance of our business. These measures should be considered in addition to results prepared in accordance with United States generally accepted accounting principles, or GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures discussed have been reconciled to the nearest GAAP measure in a table included in this section. This section also includes supplemental operating data.

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the six months ended June 30, 2012 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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
We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies and small and mid-size businesses. We also manage the security industry’s leading open source initiative, Snort®, as well as the ClamAV® and Razorback™ open source initiatives.

Key Financial Metrics and Trends
Revenue from U.S. commercial customers accounted for 55% and 50% of our total revenue for the three months and six months ended June 30, 2012, respectively, and 58% and 56% of our total revenue for the three months and six months ended June 30, 2011, respectively. Our revenue from U.S. commercial customers increased by 31% and 30% for the three months and six months ended June 30, 2012, respectively, as compared to the prior-year period.
Revenue from international customers accounted for 29% and 31% of our total revenue for the three months and six months ended June 30, 2012, respectively, and 26% and 27% of our total revenue for the three months and six months ended June 30, 2011, respectively. Our revenue from international customers increased by 55% and 70% for the three months and six months ended June 30, 2012, respectively, as compared to the prior-year period.
Revenue from U.S. federal and state government agencies collectively accounted for 16% and 19% of our total revenue for the three months and six months ended June 30, 2012, respectively, and 16% and 18% of our total revenue for the three months and six months ended June 30, 2011, respectively. Our revenue from U.S. federal and state government agencies increased by 43% and 51% for the three months and six months ended June 30, 2012, respectively, as compared to the prior-year period.
We believe that our revenue from product sales for the three months and six months ended June 30, 2012 was positively affected by a number of factors, including (i) the introduction of new, enhanced versions of our products in 2011, (ii) the expansion of our indirect sales channel both in the U.S. and internationally, (iii) investments in our international operations and the resulting increase in headcount, and (iv) a stabilized environment for federal spending. In addition, our revenue from sales of services for the three months and six months ended June 30, 2012 was positively affected by an increase in our installed customer base. We expect these factors to continue to positively affect our product revenue and services revenue for the remainder of 2012. However, we expect growth rates compared to 2011 to moderate for the remainder of 2012.
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
We sell our network security solutions globally. However, 71% and 69% of our revenue for the three months and six months ended June 30, 2012, respectively, and 74% of our total revenue for each of the three months and six months ended June 30, 2011, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.
We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 69% and 66% of total product revenue for the three months and six months ended June 30, 2012, respectively, and 69% and 74% of our total product revenue for the three months and six months ended June 30, 2011, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2012.
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
Gross Profit
Our gross profit is affected by a variety of factors, including the mix and average selling prices of our products, our pricing policy, new product introductions, the cost of hardware platforms, expense for excess and obsolete inventory, warranty expense, the cost of labor and materials and the mix of distribution channels through which our products are sold. Our gross profit would be adversely affected by price declines or pricing discounts if we are unable to reduce costs on existing products and fail to introduce new products with higher margins. Currently, product sales typically have a lower gross profit as a percentage of revenue than our services due to the cost of the hardware platform. Our gross profit for any particular quarter could be adversely affected if we do not complete a sufficient level of sales of higher-margin products by the end of the quarter. As discussed above, many of our customers do not finalize purchasing decisions until the final weeks or days of a quarter, so a delay in even one large order of a high-margin product could significantly reduce our gross margin for that quarter.
We substantially completed the transition of our product line to our next generation platform in the first quarter of 2012. Generally, the gross margins of our new products are lower as compared to the previous generation of products they are replacing. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our new FireAMP anti-malware product. These items had a negative impact on our gross margin for the first two quarters of 2012 and we expect this impact to continue throughout 2012.

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
Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $4.9 million and $3.3 million for the three months ended June 31, 2012 and 2011, respectively, and $9.0 million and $6.5 million for the six months ended June 31, 2012 and 2011, respectively.
Results of Operations
Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products	$29,794	$20,857	$8,937	43%	$55,487	$36,655	$18,832	51%
Percentage of total revenue	59%	57%			57%	55%
Technical support and professional services	20,804	15,597	5,207	33%	41,413	30,581	10,832	35%
Percentage of total revenue	41%	43%			43%	45%
Total revenue	$50,598	$36,454	$14,144	39%	$96,900	$67,236	$29,664	44%
The increase in our product revenue for the three months and six months ended June 30, 2012, as compared to the prior-year periods, was primarily due to higher product sales volume and the sales product mix favoring our higher priced appliances. The increase in our services revenue for the three months ended June 30, 2012, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products	$8,682	$6,036	$2,646	44%	$17,171	$10,771	$6,400	59%
Percentage of total revenue	17%	17%			18%	16%
Technical support and professional services	2,837	2,158	679	31%	5,270	4,020	1,250	31%
Percentage of total revenue	6%	6%			5%	6%
Total revenue	$11,519	$8,194	$3,325	41%	$22,441	$14,791	$7,650	52%
Percentage of total revenue	23%	23%			23%	22%
The increase in our product cost of revenue for the three months and six months ended June 30, 2012, as compared to the prior-year periods, was primarily due to an increase in unit volume associated with higher revenue, higher costs of our new product platform and the infrastructure costs to support and run our new FireAMP anti-malware product, partially offset by lower inventory write-downs related to excess and obsolete inventory.
The increase in our services cost of revenue for the three months and six months ended June 30, 2012, as compared to the prior-year periods, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers and provide professional services to our customers and increased hardware service expense we pay to our contract manufacturers to help maintain our install base.
Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products	$21,112	$14,821	$6,291	42%	$38,316	$25,884	$12,432	48%
Product gross margin	71%	71%			69%	71%
Technical support and professional services	17,967	13,439	4,528	34%	36,143	26,561	9,582	36%
Technical support and professional services gross margin	86%	86%			87%	87%
Total revenue	$39,079	$28,260	$10,819	38%	$74,459	$52,445	$22,014	42%
Percentage of total revenue	77%	78%			77%	78%
Product gross margin for the three months ended June 30, 2012 remained flat as compared to the prior-year period, primarily due to higher costs of our new products and the infrastructure costs to support and run our new FireAMP anti-malware product, which were offset by lower inventory write-downs related to excess and obsolete inventory.
Product gross margin for the six months ended ended June 30, 2012 decreased as compared to the prior-year period, primarily due to the higher costs of our new products and the infrastructure costs to support and run our new FireAMP anti-malware product, partially offset by lower inventory write-downs related to excess and obsolete inventory.
Technical support and professional services gross margin for the three months and six months ended June 30, 2012, remained flat as compared to the prior-year period.

Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Research and development	$10,661	$8,074	$2,587	32%	$20,089	$15,036	$5,053	34%
Percentage of total revenue	21%	22%			21%	22%
Sales and marketing	19,764	15,198	4,566	30%	38,968	29,276	9,692	33%
Percentage of total revenue	39%	42%			40%	44%
General and administrative	5,911	4,692	1,219	26%	11,355	9,365	1,990	21%
Percentage of total revenue	12%	13%			12%	14%
Depreciation and amortization	1,133	923	210	23%	2,317	1,888	429	23%
Percentage of total revenue	2%	3%			2%	3%
Total operating expenses	$37,469	$28,887	$8,582	30%	$72,729	$55,565	$17,164	31%
Percentage of total revenue	74%	79%			75%	83%
Research and development expenses for the three months ended June 30, 2012 increased over the prior-year period, primarily due to an increase of $1.3 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.7 million in consulting fees, an increase of $0.4 million in stock-based compensation expense and an increase of $0.2 million in allocated overhead costs as a result of increased overhead costs.
Research and development expenses for the six months ended June 30, 2012 increased over the prior-year period, primarily due to an increase of $2.6 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $1.4 million in consulting fees, an increase of $0.7 million in stock-based compensation expense and an increase of $0.4 million in allocated overhead costs as a result of increased overhead costs.
Sales and marketing expenses for the three months ended June 30, 2012 increased over the prior-year period, primarily due to an increase of $2.8 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $0.9 million in advertising, promotion, partner-marketing programs and trade show expenses and an increase of $0.8 million in stock-based compensation expense.
Sales and marketing expenses for the six months ended June 30, 2012 increased over the prior-year period, primarily due to an increase of $6.0 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $1.7 million in advertising, promotion, partner-marketing programs and trade show expenses, an increase of $1.2 million in stock-based compensation expense, an increase of $0.4 million in travel and travel-related expenses, an increase of $0.3 million in allocated overhead costs as a result of increased overhead costs, partially offset by a decrease of $0.4 million in consulting fees.

General and administrative expenses for the three months ended June 30, 2012 increased over the prior-year period, primarily due to an increase of $0.5 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.4 million in professional fees related to legal and accounting and an increase of $0.3 million in stock-based compensation expense.

General and administrative expenses for the six months ended June 30, 2012 increased over the prior-year period, primarily due to an increase of $1.0 million in salaries, incentive compensation and benefits as a result of additional personnel, $0.5 million in professional fees related to legal and accounting and an increase of $0.4 million in stock-based compensation expense.
Depreciation and amortization expense for the three months and six months ended June 30, 2012 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department, computers purchased for personnel hired and leasehold improvements to new office spaces.

Provision for (benefit from) income taxes. The following table shows provision for (benefit from) income taxes (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Provision for (benefit from) income taxes	$508	$(280)	$788	(281)%	$558	$(3,239)	$3,797	(117)%
Percentage of total revenue	1%	(1)%			1%	(5)%
Our effective tax rate for the three months ended June 30, 2012 is an expense of 31%, compared to benefit of 41% in the prior-year period. Our effective tax rate for the six months ended June 30, 2012 is an expense of 32%, compared to benefit of 102% in the prior-year period. Our provision for income taxes for the six months ended June 30, 2012 is based on an estimated annual effective tax rate for 2012 of 32%, which includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at various rates which are lower than the U.S. federal statutory rate.
Our benefit from income taxes for the six months ended June 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.4% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the three months ended March 31, 2011. Our effective tax rate for the six months ended June 30, 2011 includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits that was projected for 2011.
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
With respect to foreign earnings, it is our policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, we do not record deferred taxes on such earnings. Any excess tax benefit, above amounts previously recorded for stock-based compensation expense, from the exercise of stock options is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced.
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

Non-GAAP Financial Measures and Supplemental Operating Data
To supplement our consolidated financial statements presented in accordance with GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP adjusted net income, adjusted net income per share, adjusted income from operations, adjusted income from operations as a percentage of revenue and free cash flow. We use these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating and financial performance and to compare such performance to that of prior periods and to the performance of our competitors. We also use these non-GAAP financial measures in making operational and financial decisions and in establishing operational goals. We believe that providing these non-GAAP financial measures to investors, as a supplement to GAAP financial measures, helps investors to evaluate our operating and financial performance and trends in our business, consistent with how management evaluates such performance and trends. We also believe these non-GAAP financial measures may be useful to investors in comparing our performance to the performance of other companies, although our non-GAAP financial measures are specific to us and the non-GAAP financial measures of other companies may not be calculated in the same manner.
Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue: In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. These non-GAAP measures exclude (i) stock-based compensation, which does not involve the expenditure of cash, (ii) amortization of acquisition-related intangible assets, which does not involve the expenditure of cash, and (iii) other acquisition-related expenses, which are unrelated to the ongoing operation of our business in the ordinary course. For 2012, we expect non-GAAP results to be adjusted to reflect the effect of an assumed tax rate of 35%. This adjustment is intended to normalize the tax rate and provide a tax rate that approximates our expected full year GAAP tax rate.
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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation to adjusted income from operations:
GAAP income (loss) from operations	$1,610	$(627)	$1,730	$(3,120)
Stock-based compensation expense	4,869	3,310	8,976	6,493
Amortization of acquisition-related intangible assets	342	252	684	504
Other acquisition-related expenses*	769	667	1,436	1,456
Adjusted income from operations	$7,590	$3,602	$12,826	$5,333
Adjusted income from operations as % of revenue	15.0%	9.9%	13.2%	7.9%

Reconciliation to adjusted net income:
GAAP net income	$1,113	$(399)	$1,180	$61
Stock-based compensation expense	4,869	3,310	8,976	6,493
Amortization of acquisition-related intangible assets	342	252	684	504
Other acquisition-related expenses**	769	781	1,436	1,684
Tax credit for research and experimentation	—	—	—	(2,001)
Income tax adjustment***	(2,152)	(1,562)	(3,934)	(3,164)
Adjusted net income	$4,941	$2,382	$8,342	$3,577

Adjusted net income per share – basic	$0.17	$0.08	$0.28	$0.13
Adjusted net income per share – diluted	$0.16	$0.08	$0.27	$0.12

Weighted-average shares outstanding – basic	29,714,500	28,537,437	29,470,671	28,387,427
Weighted-average shares outstanding – diluted	30,961,421	29,391,215	30,669,716	29,286,095

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$2,634	$(7,345)	$22,311	$(87)
Purchase of property and equipment	(1,534)	(1,441)	(4,076)	(2,714)
Free cash flow	$1,100	$(8,786)	$18,235	$(2,801)

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.
**
Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.

***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

The following table shows supplemental data regarding our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Supplemental operating data:
Number of deals in excess of $500,000	13	10	25	22
Number of deals in excess of $100,000	83	67	162	120
Number of new customers	98	96	182	160
Percentage of channel-influenced deals	43%	51%	47%	50%
Total channel partners	691	469
Number of full-time employees at end of period	519	426

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash and cash equivalents:
Provided by (used in) operating activities	$22,311	$(87)
Used in investing activities	(13,109)	(17,893)
Provided by financing activities	8,928	2,560
Increase (decrease) in cash and cash equivalents	18,130	(15,420)
Cash and cash equivalents at beginning of period	59,407	54,410
Cash and cash equivalents at end of period	77,537	38,990
Investments	104,388	106,340
Total cash, cash equivalents and investments	$181,925	$145,330
Operating Activities. Cash provided by operating activities for the six months ended June 30, 2012 is the result of changes in our operating assets and liabilities of $8.4 million and $12.8 million of adjustments to exclude the impact of net non-cash revenues and expenses. Cash used in operating activities for the six months ended June 30, 2011 is the result of changes in our operating assets and liabilities of $7.4 million, which includes a payment of $11.0 million for a long-term contract for a third-party to provide maintenance and support services for certain product offerings, offset by $7.3 million of adjustments to exclude the impact of net non-cash revenues and expenses.
Investing Activities. Cash used in investing activities for the six months ended June 30, 2012 was primarily the result of purchases of investments of $78.7 million, capital expenditures of $4.1 million and the payment for a cost method investment of $2.1 million, offset by maturities of investments of $71.9 million. Cash used in investing activities for the six months ended June 30, 2011 was primarily the result of purchases of investments of $80.0 million, $7.1 million for acquisition-related payments and capital expenditures of $2.7 million, offset by maturities of investments of $71.9 million.
Financing Activities. Cash provided by financing activities for the six months ended June 31, 2012 and 2011 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
We expect our short-term liquidity requirements through June 30, 2013 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of June 30, 2012, we had cash, cash equivalents and investments of $181.9 million and working capital of $158.9 million.
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
In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple-element revenue arrangements to:

i.	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement consideration should be allocated to the separate elements;

ii.
require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or BESP, if neither

VSOE or TPE is available; and

iii.	eliminate the use of the residual method and require an entity to allocate arrangement consideration based on the relative selling price of each element within the arrangement.
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
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license for the use of our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.
For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables, determined based on VSOE. If VSOE of fair value does not exist for each of the deliverables, all revenue from the arrangement is deferred until the earlier of the point at which sufficient VSOE of fair value can be determined for any undelivered elements or all elements of the arrangement have been delivered. If the only undelivered elements are elements for which we currently have VSOE of fair value, we recognize revenue for the delivered elements based on the residual method. When VSOE of fair value does not exist for undelivered elements such as maintenance and support, the entire arrangement fee is recognized ratably over the performance period.
For all transactions originating or materially modified after December 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the industry-specific software revenue recognition guidance. The revenue for all of our other multiple deliverable arrangements is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance.
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
For stock options granted prior to February 2012, since our historical stock data from our IPO in March 2007 was less than the expected life of the stock options, we used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, are in the same industry or are competitors. Beginning in February 2012, the expected volatility of any stock options granted will be based on the daily historical volatility of our stock price over the expected life of the options.
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
Investments. We determine the appropriate classification of our investments at the time of purchase and reevaluate such classification as of each balance sheet date. Our available-for-sale investments are comprised of money market funds, corporate debt investments, commercial paper, government-sponsored enterprise securities, government securities and certificates of deposit. These investments are stated at fair value, with the unrealized gains and losses, net of tax, reported in the consolidated statements of comprehensive income. Amortization is included in interest and investment income. Interest on securities classified as available-for-sale is also included in interest and investment income.
We evaluate our available-for-sale investments on a regular basis to determine whether an other-than-temporary impairment in fair value has occurred. If an investment is in an unrealized loss position and we have the intent to sell the investment, or it is more likely than not that we will have to sell the investment before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is charged against earnings for the period. For investments that we do not intend to sell or it is more likely than not that we will not have to sell the investment, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is charged against earnings for the applicable period and the non-credit component of the other-than-temporary impairment is recognized in the consolidated statements of comprehensive income and in accumulated other comprehensive income on our consolidated statement of stockholders’ equity. Unrealized losses entirely caused by non-credit related factors related to investments for which we expect to fully recover the amortized cost basis are recorded in accumulated other comprehensive income.
We account for our investment in a minority interest in a company over which we do not exercise significant influence using the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other-than-temporarily impaired. If a decline in the fair value of a cost method investment is determined to be other-than-temporary, an impairment charge will be recorded and the fair value will become the new cost basis of the investment. Our cost method investment is included in other assets on the consolidated balance sheets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No material changes in our market risk occurred from December 31, 2011 through June 30, 2012. Information regarding our market risk at December 31, 2011, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
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

There have been no material changes to the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, except for the risk factor entitled “Our inability to hire or retain key personnel, or to effectively manage headcount increases, could impair our intended growth,” which is supplemented by the following risk factor.

Our future success will depend to a significant extent on the continued services of our executive officers and senior personnel, and the loss of services of any of these employees or the inability to timely retain a qualified replacement could harm our business.

Our future success will depend to a significant extent on the continued services of our executive officers and senior personnel. The loss of services of any of these individuals could harm our business. As previously disclosed, John Burris, our Chief Executive Officer, took a medical leave of absence effective June 28, 2012 to undergo a series of treatments for colon cancer. Mr. Burris' leave of absence could disrupt our business and cause our stock price to drop. In the event that Mr. Burris is unable to return to his position as Chief Executive Officer, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner. Even if we were able to hire a qualified successor, the search process and transition period may be difficult to manage, may cause concerns from current and potential customers and other third parties with whom we do business, may result in operational disruptions during such time that could adversely affect our business and may result in a drop in our stock price.

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
Repurchase of Equity Securities During the Period Ended June 30, 2012
The following table provides information about purchases by us during the three months ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act.
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
These were the only repurchases of equity securities made by us during the three months ended June 30, 2012. We do not currently have a stock repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/12 – 4/30/12	375	(1)	$0.001	—	—

(1)
Reflects the repurchase of restricted stock from employees that was unvested at the time of termination of employment. The purchase price represents the original price paid for the shares by the employee, which is equal to the par value of our common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

Sixth Amended and Restated Bylaws

Effective July 27, 2012, our Board of Directors approved the Sixth Amended and Restated Bylaws of the Company. Section 1.3 of the Fifth Amended and Restated Bylaws was amended to clarify the scope of business to be conducted at any special meeting, and Section 1.11 of the Fifth Amended and Restated Bylaws was amended to clarify that the provisions set forth therein are the exclusive means by which stockholders may propose business at annual meetings. In addition, the amended and restated bylaws no longer include Section 6.7 of the Fifth Amended and Restated Bylaws relating to review and approval requirements for related party transactions, which is a topic addressed by our Audit Committee Charter. The Sixth Amended and Restated Bylaws are attached to this Quarterly Report on Form 10-Q as Exhibit 3.2. The foregoing description of the Bylaws is qualified in its entirety by reference to the full text thereof.

Changes in Compensatory Arrangements with Interim Chief Executive Officer
As previously reported, effective June 28, 2012, our Board of Directors appointed Martin F. Roesch as our interim Chief Executive Officer in connection with the medical leave of absence taken by John C. Burris, our Chief Executive Officer. On July 27, 2012, the Compensation Committee of our Board of Directors approved changes, on an interim basis, in Mr. Roesch's compensation arrangements. Mr. Roesch's base salary was increased from $300,200 to $360,700 and his annualized target cash bonus amount under our executive annual bonus incentive plan for 2012 was increased from $129,300 to $239,300. The changes in Mr. Roesch's base salary and annualized target cash bonus amount are effective July 1, 2012 and will remain in effect for the duration of his service as our interim Chief Executive Officer or until such time as otherwise determined by the Compensation Committee. Additional information regarding compensation of our executive officers, including our executive annual bonus incentive plan for 2012, can be found in our definitive proxy statement dated April 10, 2012 filed with the Securities and Exchange Commission.

Item 6.	EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFIRE, INC.

Date: August 2, 2012	By:	/s/ Martin F. Roesch
Martin F. Roesch Interim Chief Executive Officer and Chief Technology Officer
(duly authorized officer)

Date: August 2, 2012	By:	/s/ Todd P. Headley
Todd P. Headley Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Sixth Amended and Restated Bylaws					X
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
10.1	Amendment No. 1 to Amended and Restated Manufacturing Services and Supply Agreement by and between Sourcefire, Inc. and Patriot Technologies, Inc.					X
10.2	Amendment No. 1 to Manufacturing and Supply Agreement by and between Sourcefire, Inc. and Premio, Inc.					X
10.3	Non-Employee Director Compensation Policy, as amended effective May 31, 2012					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X