Form 10-Q
period 2012-09-30
SOURCEFIRE INC
filed 2012-11-01
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012, there were 30,172,944 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,288	$59,407
Short-term investments	84,714	68,858
Accounts receivable, net of allowances of $1,160 as of September 30, 2012 and $1,062 as of December 31, 2011	58,739	54,914
Inventory	6,136	4,285
Deferred tax assets	1,261	1,719
Prepaid expenses and other current assets	8,965	7,718
Total current assets	243,103	196,901
Property and equipment, net	14,215	12,233
Goodwill	15,000	15,000
Intangible assets, net	4,798	5,822
Investments	20,503	29,549
Deferred tax assets	9,626	9,620
Other assets	20,535	14,802
Total assets	$327,780	$283,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,987	$5,407
Accrued compensation and related expenses	10,445	10,618
Other accrued expenses	6,602	7,212
Current portion of deferred revenue	55,796	50,606
Other current liabilities	623	572
Total current liabilities	80,453	74,415
Deferred revenue, less current portion	15,851	10,964
Other long-term liabilities	796	691
Total liabilities	97,100	86,070
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 30,107,980 and 29,041,530 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	29	28
Additional paid-in capital	243,772	213,402
Accumulated deficit	(13,154)	(15,549)
Accumulated other comprehensive income (loss)	33	(24)
Total stockholders’ equity	230,680	197,857
Total liabilities and stockholders’ equity	$327,780	$283,927
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Products	$36,690	$27,552	$92,177	$64,207
Technical support and professional services	22,142	17,654	63,555	48,235
Total revenue	58,832	45,206	155,732	112,442
Cost of revenue:
Products	10,551	7,986	27,722	18,757
Technical support and professional services	2,842	2,141	8,112	6,161
Total cost of revenue	13,393	10,127	35,834	24,918
Gross profit	45,439	35,079	119,898	87,524
Operating expenses:
Research and development	10,768	9,260	30,857	24,296
Sales and marketing	22,395	16,304	61,363	45,580
General and administrative	6,597	5,086	17,952	14,451
Depreciation and amortization	1,356	970	3,673	2,858
Total operating expenses	41,116	31,620	113,845	87,185
Income from operations	4,323	3,459	6,053	339
Other income (expense), net:
Interest and investment income	105	72	339	280
Interest expense	—	(114)	(5)	(348)
Other expense	(115)	1	(336)	(31)
Total other income (expense), net	(10)	(41)	(2)	(99)
Income before income taxes	4,313	3,418	6,051	240
Provision for (benefit from) income taxes	3,098	1,423	3,656	(1,816)
Net income	$1,215	$1,995	$2,395	$2,056
Net income per share:
Basic	$0.04	$0.07	$0.08	$0.07
Diluted	$0.04	$0.07	$0.08	$0.07
Weighted average shares outstanding used in computing per share amounts:
Basic	29,996,464	28,733,267	29,647,214	28,503,974
Diluted	31,124,052	29,630,833	30,822,440	29,402,275

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,215	$1,995	$2,395	$2,056
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments, net of tax	32	(80)	57	(76)
Total other comprehensive income, net of tax	$32	$(80)	$57	$(76)
Comprehensive income	$1,247	$1,915	$2,452	$1,980

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of January 1, 2012	29,041,530	$28	$213,402	$(15,549)	$(24)	$197,857
Exercise of common stock options	689,076	1	10,302	—	—	10,303
Issuance of common stock under employee stock purchase plan	38,644	—	1,114	—	—	1,114
Issuance of restricted common stock	339,855	—	—	—	—	—
Cancellation of restricted common stock	(1,125)	—	—	—	—	—
Stock-based compensation expense	—	—	16,083	—	—	16,083
Excess tax benefits relating to share-based payments	—	—	2,871	—	—	2,871
Net income for the nine months ended September 30, 2012	—	—	—	2,395	—	2,395
Total other comprehensive income, net of tax	—	—	—	—	57	57
Balance as of September 30, 2012	30,107,980	$29	$243,772	$(13,154)	$33	$230,680

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$2,395	$2,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,231	3,873
Non-cash stock-based compensation	16,083	10,784
Excess tax benefits related to share-based payments	(2,871)	634
Amortization of premium on investments	1,296	1,640
Loss on disposal of assets	2	9
Deferred taxes	423	(2,056)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,825)	(13,574)
Inventory	(1,893)	(100)
Prepaid expenses and other assets	(4,879)	(16,492)
Accounts payable	1,581	362
Accrued expenses	2,088	4,801
Deferred revenue	10,077	7,339
Other liabilities	345	303
Net cash provided by (used in) operating activities	26,053	(421)
Investing activities
Purchase of property and equipment	(6,149)	(4,344)
Acquisition-related payments	(174)	(7,093)
Payment for cost method investment	(2,100)	—
Purchase of investments	(122,017)	(118,148)
Proceeds from maturities of investments	113,995	122,886
Net cash used in investing activities	(16,445)	(6,699)
Financing activities
Repayments of capital lease obligations	(15)	(13)
Proceeds from employee stock-based plans	11,417	4,670
Excess tax benefits related to share-based payments	2,871	(634)
Net cash provided by financing activities	14,273	4,023
Net increase (decrease) in cash and cash equivalents	23,881	(3,097)
Cash and cash equivalents at beginning of period	59,407	54,410
Cash and cash equivalents at end of period	$83,288	$51,313

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
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, cash surrender value on our split-dollar life insurance policy, accounts payable and deferred revenue. The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets. The fair value of available-for-sale investments is determined using quoted market prices for those investments.The fair value of our cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Allowance for Doubtful Accounts and Sales Return Allowance
We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $0.1 million and $0.3 million, respectively.
We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical return experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of September 30, 2012 and December 31, 2011, the sales return allowance was $1.0 million and $0.8 million, respectively.
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

Inventory consisted of the following (in thousands):

	As of
	September 30, 2012	December 31, 2011
Finished goods	$1,174	$2,062
Evaluation units	2,683	790
Advance replacement units	2,279	1,433
Total	$6,136	$4,285
Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $0.2 million and $0.7 million for the three months and nine months ended ended September 30, 2012, respectively.
Inventory write-downs, primarily related to evaluation units and excess and obsolete inventory as a result of the introduction of new products, are reflected as cost of revenues and amounted to approximately $0.3 million and $1.7 million for the three months and nine months ended September 30, 2011, respectively.
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
Revenue Recognition
We derive revenue from arrangements that include hardware products with embedded software, software licenses, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees for the license of our technology in a software-only format, subscriptions of our advanced malware products and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.

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
For the three months and nine months ended September 30, 2012, one customer, a distributor of our products to the U.S. government, accounted for 28% and 20%, respectively, of total revenue.
For the three months ended September 30, 2011, two customers, one a reseller of our products and the other a distributor of our products to the U.S. government, accounted for 10% and 34%, respectively, of total revenue. For the nine months ended September 30, 2011, two customers, one a distributor of our products to the U.S. government and the other a reseller of our products, accounted for 21% and 11%, respectively, of total revenue.
As of September 30, 2012, one customer, a distributor of our products to the U.S. government, accounted for 31% of our accounts receivable. As of December 31, 2011, one customer, a reseller of our products, accounted for 14% of our accounts receivable.
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
3.    Investments
The following is a summary of available-for-sale investments as of September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,472	$—	$—	$12,472
Corporate debt investments	61,057	30	(12)	61,075
Asset-backed securities	2,708	2	—	2,710
Commercial paper	31,454	22	—	31,476
Government-sponsored enterprises	5,501	1	—	5,502
Government securities	1,930	—	—	1,930
Certificates of deposit	4,450	4	—	4,454
Total investments	119,572	59	(12)	119,619
Amounts classified as cash equivalents*	(14,402)	—	—	(14,402)
Total available-for-sale investments	$105,170	$59	$(12)	$105,217

Due in one year or less	$84,664	$52	$(2)	$84,714
Due after one year through five years	20,506	7	(10)	20,503
Total available-for-sale investments	$105,170	$59	$(12)	$105,217

*	Does not include cash held in our bank accounts

The following is a summary of available-for-sale investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$18,827	$—	$—	$18,827
Corporate debt investments	38,695	11	(61)	38,645
Asset-backed securities	500	—	—	500
Commercial paper	11,185	3	—	11,188
Government-sponsored enterprises	48,506	13	(5)	48,514
Certificates of deposit	1,700	—	—	1,700
Total investments	119,413	$27	$(66)	119,374
Amounts classified as cash equivalents*	(20,967)	—	—	(20,967)
Total available-for-sale investments	$98,446	$27	$(66)	$98,407

Due in one year or less	$68,901	$15	$(58)	$68,858
Due after one year through five years	29,545	12	(8)	29,549
Total available-for-sale investments	$98,446	$27	$(66)	$98,407

*	Does not include cash held in our bank accounts

The following table shows the gross unrealized losses and fair value of our available-for-sale investments as of September 30, 2012 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$19,870	$12	$—	$—	$19,870	$12
As of September 30, 2012, the unrealized holding gain, net of tax, on available-for-sale securities included in accumulated other comprehensive income was less than $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of September 30, 2012. There are 13 corporate debt investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
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

4.    Income Taxes
The U.S. and foreign components of our income before income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S.	$9,134	$4,231	$9,968	$1,010
Foreign	(4,821)	(813)	(3,917)	(770)
Income before income taxes	$4,313	$3,418	$6,051	$240
Our effective tax rate for the three months ended September 30, 2012 is an expense of 72%, compared to an expense of 42% in the prior-year period. Our effective tax rate for the nine months ended September 30, 2012 is an expense of 60%, compared to benefit of 757% in the prior-year period. Our provision for income taxes for the nine months ended September 30, 2012 is based on an estimated annual effective tax rate for 2012 of 61%, which differs from the U.S. federal statutory rate of 35% principally due to the mix of domestic income and foreign loss. The effective tax rate on the income that we realized in our U.S. operations is significantly higher than the effective tax rate on the loss that we realized in our foreign operations. As a result, the tax expense from the U.S. income is not offset by the the tax benefit from the foreign loss.
Effective July 1, 2012, we began conducting our foreign operations through our Swiss subsidiary. The Swiss subsidiary recognized on a current basis all foreign operating expenses and deferred a significant portion of related revenue attributable to technical support arrangements, resulting in a loss from our foreign operations. The deferred revenue will be recognized ratably over the terms of the support arrangements.
Our benefit from income taxes for the nine months ended September 30, 2011 was based on an estimated annual effective tax rate for 2011 of 38.1% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the nine months ended September 30, 2011. Our effective tax rate for the nine months ended September 30, 2011 includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits that was projected for 2011.
As of September 30, 2012 and December 31, 2011, we had $0.3 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate.
5.    Stock-Based Compensation
In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2011, we had reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. On January 1, 2012, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2011, or 1,161,661 shares. Therefore, as of September 30, 2012, we have reserved an aggregate of 8,536,635 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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
The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2007 Plan and ESPP grants. No options were granted for the three months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options:
Average risk-free interest rate	—%	1.1%	0.8%	1.9%
Expected dividend yield	—	—	—	—
Expected life (years)	—	4.75	4.75	4.75
Expected volatility	—%	61.1%	61.6%	61.9%
Weighted-average fair value at grant date	$—	$13.80	$15.41	$13.70

Employee stock purchase plan:
Average risk-free interest rate	—%	—%	0.2%	0.1%
Expected dividend yield	—	—	—	—
Expected life (years)	—	—	0.50	0.50
Expected volatility	—%	—%	54.9%	42.6%
Weighted-average fair value at grant date	$—	$—	$14.66	$6.04
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
For determining the expected term of the stock options granted prior to July 2012, we based our expected term on the simplified method. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. Beginning in July 2012, we began using our own data in estimating the expected life as we have developed appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. For ESPP grants, the expected life is the plan period.
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

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product cost of revenue	$155	$80	$326	$201
Services cost of revenue	237	138	614	357
Stock-based compensation expense included in cost of revenue	392	218	940	558

Research and development	1,721	974	3,877	2,474
Sales and marketing	3,076	1,659	6,959	4,367
General and administrative	1,918	1,440	4,307	3,385
Stock-based compensation expense included in operating expenses	6,715	4,073	15,143	10,226
Total stock-based compensation expense	$7,107	$4,291	$16,083	$10,784
Stock Options
The following table summarizes stock option activity under the plans for the nine months ended September 30, 2012 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,602,802	$ 0.24 to 33.47	$18.02
Granted	23,750	30.36	30.36
Exercised	(689,076)	0.24 to 30.25	14.95
Forfeited	(93,287)	18.25 to 33.47	25.90
Outstanding at September 30, 2012	1,844,189	$ 0.24 to 33.47	$18.92	5.47	$55,526
Vested and exercisable at September 30, 2012	937,680	$ 0.24 to 30.25	$12.14	5.21	$34,590
Vested and expected to vest at September 30, 2012	1,727,203		$18.40	5.45	$52,906

The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.24 to 6.77	527,306	$5.70	5.05	519,099	$5.69
$ 7.10 to 25.52	485,981	18.78	5.67	257,190	16.18
$ 25.58 to 26.82	472,213	26.09	5.44	121,619	26.08
$ 26.85 to 33.47	358,689	29.13	5.85	39,772	27.60
	1,844,189	$18.92	5.47	937,680	$12.14
The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2012 and 2011 was $23.5 million and $6.6 million, respectively.
Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.4 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and $4.6 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of September 30, 2012 was $9.9 million, which is expected to be recognized over a weighted average period of 2.31 years.
Restricted Stock Awards
The following table summarizes the unvested restricted stock award activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	102,163	$11.92
Granted	14,719	53.96
Vested	(96,789)	11.52
Forfeited	(1,125)	7.23
Unvested at September 30, 2012	18,968	$46.74
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
The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock awards of $0.2 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, there was $0.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.98 years.

Restricted Stock Units
The following table summarizes the unvested restricted stock unit activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	1,105,717	$21.50
Granted	832,600	49.15
Vested	(325,136)	18.77
Forfeited	(29,252)	29.14
Unvested at September 30, 2012	1,583,929	$36.45
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

The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. We recognized compensation expense related to restricted stock units of $5.2 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and $10.1 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. For the three months and nine months ended September 30, 2012, stock-based compensation expense was adjusted by $1.9 million as the achievement of certain performance measures was deemed probable. For the three months and nine months ended September 30, 2011, stock-based compensation expense was adjusted $0.7 million as the achievement of certain performance measures was deemed probable.
As of September 30, 2012, there was $35.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.79 years.
On October 1, 2012, John C. Burris retired as our Chief Executive Officer. In connection with his retirement, we entered into a Retirement Agreement with Mr. Burris, dated October 1, 2012 (the “Retirement Agreement”). Under the terms of the Retirement Agreement, we accelerated the vesting of the 83,650 unvested restricted stock units held by Mr. Burris as of October 1, 2012. We expect to incur approximately $3.7 million of additional stock-based compensation expense in the fourth quarter of 2012, in connection with the acceleration of vesting of the restricted stock units.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which is a six-month period. During the nine months ended September 30, 2012, 38,644 shares were purchased under the ESPP for $1.1 million. We recognized compensation expense related to the ESPP of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.
6.    Net Income Per Share
The calculation of basic and diluted net income per share for the three months and nine months ended September 30, 2012 and 2011 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,215	$1,995	$2,395	$2,056
Denominator:
Weighted-average shares outstanding - basic	29,996,464	28,733,267	29,647,214	28,503,974
Dilutive effect of employee stock plans	1,127,588	897,566	1,175,226	898,301
Weighted-average shares - diluted	31,124,052	29,630,833	30,822,440	29,402,275
Net income per share:
Basic	$0.04	$0.07	$0.08	$0.07
Diluted	$0.04	$0.07	$0.08	$0.07

The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	—	1,158,400	65,379	1,118,223
Restricted stock units	226,703	15,282	155,864	45,269
	226,703	1,173,682	221,243	1,163,492
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
We did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2012.
The following table presents our financial assets and liabilities that were accounted for at fair value as of September 30, 2012 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,472	$12,472	$—	$—
Corporate debt investments	61,075	—	61,075	—
Asset-backed securities	2,710	—	2,710	—
Commercial paper	31,476	—	31,476	—
Government-sponsored enterprise securities	5,502	—	5,502	—
Government securities	1,930	1,930	—	—
Certificates of deposit	4,454	—	4,454	—
Total	$119,619	$14,402	$105,217	$—
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill, asset retirement obligations and our cost method investment. These items are recognized at fair value when they are considered to be impaired. For the nine months ended September 30, 2012, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
8.    Business and Geographic Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$41,163	$34,734	$107,690	$84,079
All foreign countries	17,669	10,472	48,042	28,363
Total	$58,832	$45,206	$155,732	$112,442
9.    Commitments and Contingencies
Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-

cancelable, and unconditional commitments. As of September 30, 2012, we had total purchase commitments for inventory of approximately $22.6 million due within the next 12 months. It is possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.
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

•	Results of Operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2012 and 2011.

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

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2012 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Key Financial Metrics and Trends
Revenue from U.S. commercial customers accounted for 42% and 47% of our total revenue for the three months and nine months ended September 30, 2012, respectively, and 42% and 50% of our total revenue for the three months and nine months ended September 30, 2011, respectively. Our revenue from U.S. commercial customers increased by 31% and 30% for the three months and nine months ended September 30, 2012, respectively, as compared to the prior-year period.
Revenue from international customers accounted for 30% and 31% of our total revenue for the three months and nine months ended September 30, 2012, respectively, and 23% and 25% of our total revenue for the three months and nine months ended September 30, 2011, respectively. Our revenue from international customers increased by 69% for each of the three months and nine months ended September 30, 2012, respectively, as compared to the prior-year period.
Revenue from U.S. federal and state government agencies collectively accounted for 28% and 22% of our total revenue for the three months and nine months ended September 30, 2012, respectively, and 35% and 25% of our total revenue for the three months and nine months ended September 30, 2011, respectively. Our revenue from U.S. federal and state government agencies increased by 4% and 24% for the three months and nine months ended September 30, 2012, respectively, as compared to the prior-year period.
We believe that our revenue from product sales for the three months and nine months ended September 30, 2012 was positively affected by a number of factors, including (i) the introduction of new, enhanced versions of our products in 2011, (ii) the expansion of our indirect sales channel both in the U.S. and internationally, (iii) investments in our international operations and the resulting increase in headcount, and (iv) a more stabilized environment for federal spending than existed in 2011. In addition, our revenue from sales of services for the three months and nine months ended September 30, 2012 was positively affected by an increase in our installed customer base. We expect these factors to continue to positively affect our product revenue and services revenue for the remainder of 2012. However, we expect growth rates compared to 2011 to moderate for the remainder of 2012.
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
We sell our network security solutions globally. However, 70% and 69% of our revenue for the three months and nine months ended September 30, 2012, respectively, and 77% and 75% of our total revenue for the three months and nine months ended September 30, 2011, respectively, was generated by sales to U.S.-based customers. We expect that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.
We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 58% and 62% of total product revenue for the three months and nine months ended September 30, 2012, respectively, and 54% and 65% of our total product revenue for the three months and nine months ended September 30, 2011, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2012.
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
We substantially completed the transition of our product line to our next generation platform in the first quarter of 2012. Generally, the gross margins of our new products are lower as compared to the previous generation of products they are replacing. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our new FireAMP anti-malware product. These items had a negative impact on our gross margin for the first three quarters of 2012 and we expect this impact to continue.

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
Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $7.1 million and $4.3 million for the three months ended September 30, 2012 and 2011, respectively, and $16.1 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. In the fourth quarter of 2012, we expect to incur approximately $3.7 million of additional stock-based compensation expense in connection with the acceleration of vesting of restricted stock units under the Retirement Agreement we entered into with John C. Burris on October 1, 2012.
Results of Operations
Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products	$36,690	$27,552	$9,138	33%	$92,177	$64,207	$27,970	44%
Percentage of total revenue	62%	61%			59%	57%
Technical support and professional services	22,142	17,654	4,488	25%	63,555	48,235	15,320	32%
Percentage of total revenue	38%	39%			41%	43%
Total revenue	$58,832	$45,206	$13,626	30%	$155,732	$112,442	$43,290	38%
The increase in our product revenue for the three months and nine months ended September 30, 2012, as compared to the prior-year periods, was primarily due to higher product sales volume and the sales product mix favoring our higher priced appliances. The increase in our services revenue for the three months and nine months ended September 30, 2012, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products	$10,551	$7,986	$2,565	32%	$27,722	$18,757	$8,965	48%
Percentage of total revenue	18%	17%			18%	17%
Technical support and professional services	2,842	2,141	701	33%	8,112	6,161	1,951	32%
Percentage of total revenue	5%	5%			5%	5%
Total revenue	$13,393	$10,127	$3,266	32%	$35,834	$24,918	$10,916	44%
Percentage of total revenue	23%	22%			23%	22%
The increase in our product cost of revenue for the three months and nine months ended September 30, 2012, as compared to the prior-year periods, was primarily due to an increase in unit volume associated with higher revenue, higher costs of our new product platform and the infrastructure costs to support and run our new FireAMP anti-malware product, partially offset by lower inventory write-downs related to excess and obsolete inventory and a prior-year expense of $1.0 million for purchase commitments we made to our contract manufacturers for the product and component inventory that had been estimated to be in excess of future demand for existing products due to the introduction of our new products.
The increase in our services cost of revenue for the three months and nine months ended September 30, 2012, as compared to the prior-year periods, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers and provide professional services to our customers and increased hardware service expense we pay to our contract manufacturers to help maintain our install base.
Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products	$26,139	$19,566	$6,573	34%	$64,455	$45,450	$19,005	42%
Product gross margin	71%	71%			70%	71%
Technical support and professional services	19,300	15,513	3,787	24%	55,443	42,074	13,369	32%
Technical support and professional services gross margin	87%	88%			87%	87%
Total revenue	$45,439	$35,079	$10,360	30%	$119,898	$87,524	$32,374	37%
Percentage of total revenue	77%	78%			77%	78%
Product gross margin for the three months ended September 30, 2012 remained flat as compared to the prior-year period, primarily due to higher costs of our new products and the infrastructure costs to support and run our new FireAMP anti-malware product, which were offset by lower inventory write-downs related to excess and obsolete inventory and a prior-year expense of $1.0 million for purchase commitments we made to our contract manufacturers for the product and component inventory that had been estimated to be in excess of future demand for existing products due to the introduction of our new products.
Product gross margin for the nine months ended ended September 30, 2012 decreased as compared to the prior-year period, primarily due to the higher costs of our new products and the infrastructure costs to support and run our new FireAMP anti-malware product, partially offset by lower inventory write-downs related to excess and obsolete inventory and a prior-year expense of $1.0 million for purchase commitments we made to our contract manufacturers for the product and component inventory that had been estimated to be in excess of future demand for existing products due to the introduction of our new products.
Technical support and professional services gross margin for the three months and nine months ended September 30,

2012, remained flat as compared to the prior-year period.
Operating expenses. The following table shows operating expenses (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Research and development	$10,768	$9,260	$1,508	16%	$30,857	$24,296	$6,561	27%
Percentage of total revenue	18%	20%			20%	22%
Sales and marketing	22,395	16,304	6,091	37%	61,363	45,580	15,783	35%
Percentage of total revenue	38%	36%			39%	41%
General and administrative	6,597	5,086	1,511	30%	17,952	14,451	3,501	24%
Percentage of total revenue	11%	11%			12%	13%
Depreciation and amortization	1,356	970	386	40%	3,673	2,858	815	29%
Percentage of total revenue	2%	2%			2%	3%
Total operating expenses	$41,116	$31,620	$9,496	30%	$113,845	$87,185	$26,660	31%
Percentage of total revenue	70%	70%			73%	78%
Research and development expenses for the three months ended September 30, 2012 increased over the prior-year period, primarily due to an increase of $0.7 million in salaries, incentive compensation and benefits as a result of additional personnel and an increase of $0.7 million in stock-based compensation expense.
Research and development expenses for the nine months ended September 30, 2012 increased over the prior-year period, primarily due to an increase of $3.4 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $1.4 million in stock-based compensation expense, an increase of $1.1 million in consulting fees and an increase of $0.6 million in allocated overhead costs as a result of increased overhead costs.
Sales and marketing expenses for the three months ended September 30, 2012 increased over the prior-year period, primarily due to an increase of $3.2 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $1.4 million in stock-based compensation expense, an increase of $0.9 million in advertising, promotion, partner-marketing programs and trade show expenses and an increase of $0.2 million in allocated overhead costs as a result of increased overhead costs.
Sales and marketing expenses for the nine months ended September 30, 2012 increased over the prior-year period, primarily due to an increase of $9.2 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $2.6 million in stock-based compensation expense, an increase of $2.3 million in advertising, promotion, partner-marketing programs and trade show expenses, an increase of $0.5 million in travel and travel-related expenses and an increase of $0.5 million in allocated overhead costs as a result of increased overhead costs.

General and administrative expenses for the three months ended September 30, 2012 increased over the prior-year period, primarily due to an increase of $0.4 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.5 million in stock-based compensation expense and an increase of $0.4 million in professional fees related to legal and accounting.

General and administrative expenses for the nine months ended September 30, 2012 increased over the prior-year period, primarily due to an increase of $1.3 million in salaries, incentive compensation and benefits as a result of additional personnel, $0.9 million in professional fees related to legal and accounting and an increase of $0.9 million in stock-based compensation expense.
Depreciation and amortization expense for the three months and nine months ended September 30, 2012 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department, computers purchased for personnel hired and leasehold improvements to new office spaces.

Provision for (benefit from) income taxes. The following table shows provision for (benefit from) income taxes (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Provision for (benefit from) income taxes	$3,098	$1,423	$1,675	118%	$3,656	$(1,816)	$5,472	(301)%
Percentage of total revenue	5%	3%			2%	(2)%
Our effective tax rate for the three months ended September 30, 2012 is an expense of 72%, compared to an expense of 42% in the prior-year period. Our effective tax rate for the nine months ended September 30, 2012 is an expense of 60%, compared to benefit of 757% in the prior-year period. Our provision for income taxes for the nine months ended September 30, 2012 is based on an estimated annual effective tax rate for 2012 of 61%, which differs from the U.S. federal statutory rate of 35% principally due to the mix of domestic income and foreign loss. The effective tax rate on the income that we realized in our U.S. operations is significantly higher than the effective tax rate on the loss that we realized in our foreign operations. As a result, the tax expense from the U.S. income is not offset by the the tax benefit from the foreign loss.
Effective July 1, 2012, we began conducting our foreign operations through our Swiss subsidiary. The Swiss subsidiary recognized on a current basis all foreign operating expenses and deferred a significant portion of related revenue attributable to technical support arrangements, resulting in a loss from our foreign operations. The deferred revenue will be recognized ratably over the terms of the support arrangements. As our Swiss subsidiary recognizes additional revenue and generates taxable income, our estimated annual effective tax rate will decrease.
Our benefit from income taxes for the nine months ended September 30, 2011 is based on an estimated annual effective tax rate for 2011 of 38.1% and includes a discrete tax benefit of $2.0 million from research and experimentation tax credits for the years 2003 through 2010 recorded in the three months ended March 31, 2011. Our effective tax rate for the nine months ended September 30, 2011 includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at different rates, partially offset by the impact of research and experimentation tax credits that was projected for 2011.
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
Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue: In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. These non-GAAP measures exclude (i) stock-based compensation, which does not involve the expenditure of cash, (ii) amortization of acquisition-related intangible assets, which does not involve the expenditure of cash, and (iii) other acquisition-related expenses, which are unrelated to the ongoing operation of our business in the ordinary course. For 2012, we expect non-GAAP results to be adjusted to reflect the effect of an assumed tax rate of 35%. This adjustment is intended to normalize the tax rate and provide a tax rate that approximates our expected long-term GAAP tax rate.
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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation to adjusted income from operations:
GAAP income from operations	$4,323	$3,459	$6,053	$339
Stock-based compensation expense	7,107	4,291	16,083	10,784
Amortization of acquisition-related intangible assets	342	252	1,026	756
Other acquisition-related expenses*	—	667	1,436	2,123
Adjusted income from operations	$11,772	$8,669	$24,598	$14,002
Adjusted income from operations as % of revenue	20.0%	19.2%	15.8%	12.5%

Reconciliation to adjusted net income:
GAAP net income	$1,215	$1,995	$2,395	$2,056
Stock-based compensation expense	7,107	4,291	16,083	10,784
Amortization of acquisition-related intangible assets	342	252	1,026	756
Other acquisition-related expenses**	—	781	1,436	2,465
Tax credit for research and experimentation	—	—	—	(2,001)
Income tax adjustment***	(1,019)	(1,637)	(4,953)	(4,801)
Adjusted net income	$7,645	$5,682	$15,987	$9,259

Adjusted net income per share – basic	$0.25	$0.20	$0.54	$0.32
Adjusted net income per share – diluted	$0.25	$0.19	$0.52	$0.31

Weighted-average shares outstanding – basic	29,996,464	28,733,267	29,647,214	28,503,974
Weighted-average shares outstanding – diluted	31,124,052	29,630,833	30,822,440	29,402,275

Reconciliation to free cash flow:
GAAP net cash provided by (used in) operating activities	$3,742	$(334)	$26,053	$(421)
Purchase of property and equipment	(2,073)	(1,630)	(6,149)	(4,344)
Free cash flow	$1,669	$(1,964)	$19,904	$(4,765)

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.
**
Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.

***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

The following table shows supplemental data regarding our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Supplemental operating data:
Number of deals in excess of $500,000	26	18	51	40
Number of deals in excess of $100,000	117	87	279	207
Number of new customers	108	121	290	281
Percentage of channel-influenced deals	35%	39%	41%	47%
Total channel partners	723	557
Number of full-time employees at end of period	560	434

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents:
Provided by (used in) operating activities	$26,053	$(421)
Used in investing activities	(16,445)	(6,699)
Provided by financing activities	14,273	4,023
Increase (decrease) in cash and cash equivalents	23,881	(3,097)
Cash and cash equivalents at beginning of period	59,407	54,410
Cash and cash equivalents at end of period	83,288	51,313
Investments	105,217	92,812
Total cash, cash equivalents and investments	$188,505	$144,125
Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2012 is the result of our net income of $2.4 million, $20.2 million of adjustments to exclude the impact of net non-cash revenues and expenses and changes in our operating assets and liabilities of $3.5 million. Cash used in operating activities for the nine months ended September 30, 2011 is the result of changes in our operating assets and liabilities of $17.4 million, which includes a payment of $11.0 million for a long-term contract for a third-party to provide maintenance and support services for certain product offerings, offset by our net income of $2.1 million and $14.9 million of adjustments to exclude the impact of net non-cash revenues and expenses.
Investing Activities. Cash used in investing activities for the nine months ended September 30, 2012 was primarily the result of purchases of investments of $122.0 million, capital expenditures of $6.1 million and the payment for a cost method investment of $2.1 million, offset by maturities of investments of $114.0 million. Cash used in investing activities for the nine months ended September 30, 2011 was primarily the result of purchases of investments of $118.1 million, $7.1 million for acquisition-related payments and capital expenditures of $4.3 million, partially offset by maturities of investments of $122.9 million.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
We expect our short-term liquidity requirements through September 30, 2013 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of September 30, 2012, we had cash, cash equivalents and investments of $188.5 million and working capital of $162.7 million.
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
Revenue Recognition. We derive revenue from arrangements that include hardware products with embedded software, software licenses, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees for the license of our technology in a software-only format, subscriptions of our advanced malware products and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which generally has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
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
For determining the expected term of the stock options granted prior to July 2012, we based our expected term on the simplified method. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. Beginning in July 2012, we began using our own data in estimating the expected life as we have developed appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. For ESPP grants, the expected life is the plan period.
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
No material changes in our market risk occurred from December 31, 2011 through September 30, 2012. Information regarding our market risk at December 31, 2011, is contained in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no material changes to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, or in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 2, 2012, except for the risk factor entitled “Our future success will depend to a significant extent on the continued services of our executive officers and senior personnel, and the loss of services of any of these employees or the inability to timely retain a qualified replacement could harm our business,” which is amended and restated by the following risk factor.

The absence of a permanent Chief Executive Officer may disrupt our operations, as our future success will depend to a significant extent on the services of our executive officers and senior personnel. The loss of services of any of these employees or the inability to timely retain a qualified replacement, including the inability to effect a smooth transition to a new Chief Executive Officer, could harm our business.

Our future success will depend to a significant extent on the continued services of our executive officers and senior personnel. The loss of services of any of these individuals could harm our business. As previously disclosed, John C. Burris, our former Chief Executive Officer, retired on October 1, 2012 and passed away on October 19, 2012. Our efforts to identify and retain a permanent Chief Executive Officer are ongoing. A search for a permanent Chief Executive Officer may take longer than we expect, and there can be no assurance that we will be able to attract a permanent Chief Executive Officer on acceptable terms. Even if we were able to hire a qualified successor, the search process and transition period may be difficult to manage, may cause concerns from current and potential customers and other third parties with whom we do business, may result in operational disruptions during such time that could adversely affect our business and may result in a drop in our stock price. In addition, we will incur substantial costs in connection with the transition, including approximately $3.7 million of additional stock-based compensation expense in the fourth quarter of 2012 in connection with acceleration of vesting of restricted stock units under the terms of the Retirement Agreement we entered into with Mr. Burris and the fees of the executive search firm we have retained to assist us in identifying Chief Executive Officer candidates.

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
Repurchase of Equity Securities During the Period Ended September 30, 2012
There were no repurchases of equity securities made by us during the three months ended September 30, 2012. We do not currently have a stock repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

Manufacturing Services and Supply Agreement

On October 31, 2012, we entered into a Manufacturing Services and Supply Agreement (the “MSSA”) with Advanced Industrial Computer, Inc. (“AIC”). Under the MSSA, AIC will serve as our non-exclusive manufacturer and supplier and will supply component parts and partially assembled products to our contract manufacturers for subsequent integration, completion and distribution to our customers. The initial term of the MSSA will expire on October 31, 2015. The MSSA is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2. The foregoing description of the MSSA is qualified in its entirety by reference to the full text thereof.

Item 6.	EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCEFIRE, INC.

Date: November 1, 2012	By:	/s/ Martin F. Roesch
Martin F. Roesch Interim Chief Executive Officer and Chief Technology Officer
(duly authorized officer)

Date: November 1, 2012	By:	/s/ Todd P. Headley
Todd P. Headley Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Sixth Amended and Restated Bylaws	10-Q	1-33350	3.2	8/2/2012
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	Rights Agreement, dated as of October 30, 2008, by and between the Company and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
10.1	Retirement Agreement dated October 1, 2012 between Sourcefire, Inc. and John C. Burris	8-K	1-33350	99.1	10/2/2012
10.2	Manufacturing Services and Supply Agreement dated October 31, 2012 between Sourcefire, Inc. and Advanced Industrial Computer, Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X