Form 10-K
period 2012-12-31
SOURCEFIRE INC
filed 2013-02-28
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on the NASDAQ Global Select Market on such date, was approximately $1.5 billion.
As of February 22, 2013, there were 30,670,141 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2012.

SOURCEFIRE, INC.
Form 10-K

References in this Annual Report on Form 10-K to “Sourcefire,” “we,” “us,” “our” or “the Company” refer to Sourcefire, Inc. and its subsidiaries, taken as a whole, unless a statement specifically refers to Sourcefire, Inc.

FORWARD-LOOKING STATEMENTS

This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect management's current expectations concerning future results and events and generally can be identified by use of expressions such as “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “foresee,” “believe,” “estimate,” and similar expressions, as well as statements in future tense. These forward-looking statements include, but are not limited to, the following:

•	expected growth in the markets for cybersecurity products and solutions;

•	our plans to continue to invest in and develop innovative technology and products for our existing markets and other security markets;

•	the timing of expected introductions of new or enhanced products and solutions;

•	our expectation of growth in our customer base and increasing sales to existing customers;

•	our plans to increase revenue through additional relationships with resellers, distributors, managed security service providers, government integrators and other partners;

•	our plans to grow international sales;

•	our plans to acquire and integrate new businesses and technologies;

•	our plans to hire more security professionals and broaden our knowledge base; and

•	our plans to hire additional sales personnel and the additional revenue we expect them to generate.

The forward-looking statements included in this annual report are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks and uncertainties include, but are not limited to, those discussed in Item 1A. Risk Factors of this annual report, as well as in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
___________________________

Sourcefire, the Sourcefire logo, Snort, the Snort and Pig logo, ClamAV, FireAMP, FirePOWER, FireSIGHT, Agile Security and certain other trademarks and logos are trademarks or registered trademarks of Sourcefire, Inc. in the United States and other countries. This annual report also refers to the products or services of other companies or persons by the trademarks and trade names used and owned by those companies or persons.

PART I

Item 1.	BUSINESS
Overview
Sourcefire delivers intelligent cybersecurity technologies. Our comprehensive portfolio of solutions enables commercial enterprises and government agencies worldwide to manage and minimize cybersecurity risks. From our industry-leading next-generation network security platform to our advanced malware protection, Sourcefire provides customers with Agile Security® that addresses the need for more informed, adaptive, and automated security solutions to protect today’s dynamic information technology environments from constantly changing threats.
We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies and small and mid-size businesses. For the years ended December 31, 2012, 2011 and 2010, we generated approximately 67%, 75%, and 75% of our revenue from customers in the United States and 33%, 25%, and 25% from customers outside of the United States, respectively. We increased our total revenue from $165.6 million in 2011 to $223.1 million in 2012, representing an annual growth rate of 35%. For the year ended December 31, 2012, product revenue and services revenue represented 61% and 39% of our total revenue, respectively. We manage our operations on a consolidated basis for purposes of assessing performance and making operating decisions. Accordingly, we do not have reportable segments of our business.
Business Developments
Product Enhancements and New Product Markets
During 2012, we enhanced our core next-generation intrusion prevention system, or NGIPS, products and our next-generation firewall, or NGFW, products. In addition, we entered the advanced malware protection market with the launch of a new set of solutions. This included the introduction of:

•	Sourcefire 8290, 8270, & 7000 Series FirePOWER™ Appliances - the addition of these new models gives the FirePOWER Appliance family a performance range from 50 Mbps to 40+ Gbps of inspected throughput.

•
Sourcefire Virtual Next-Generation IPS with Application Control - provides advanced threat protection for virtualized environments along with application control, URL filtering and a virtual management console.

•	Sourcefire FireAMP® - an intelligent, enterprise-class malware discovery and analysis solution that analyzes and blocks malware through big data analytics.

•	Sourcefire FireAMP Mobile - a mobile device security product that identifies and remediates advanced malware using big data analytics.

•	Sourcefire FireAMP Virtual - protects VMware virtual instances from advanced malware and stops threats that bypass other security layers.

•
Advanced Malware Protection for FirePOWER - a comprehensive malware protection solution for networks that enables detection and blocking, continuous analysis and retrospective alerting and leverages cloud security intelligence.

Sales Channel Expansion
In 2012, we expanded our indirect sales channel by:

•	Increasing the number of partners in our indirect sales channel from 576 at December 31, 2011 to 738 at December 31, 2012.

•	Increasing the number of partner employees certified on our products from 343 at December 31, 2011 to 648 at December 31, 2012.

Our Industry
We expect that demand for enterprise network security equipment will continue to rise as organizations seek to address various growing and evolving security challenges, including:
Increasing Change of IT environments. Consumerization (bring your own device to work, or BYOD), mobilization, and virtualization are driving changes in IT environments and the rate of change is increasing. These trends have extended the network to include endpoints, mobile and virtual and spawned new attack vectors including web-enabled and mobile applications, hypervisors, social media and browsers. Malware writers are leveraging these attack vectors to access identity data, trade and classified secrets, intellectual property, and critical infrastructure.
Greater Sophistication, Severity and Frequency of Attacks. In contrast to the hobbyist hackers of the past, the last five years have seen “Industrialization of Hacking” which has spurred more menacing attacks. Today’s attackers are motivated by financial gain, theft of intellectual property and malicious disruption. These motivated attackers are employing much more sophisticated tools and techniques to generate profits for themselves and their well-organized and well-financed sponsors, including organized crime and nation states. Their attacks are increasingly difficult to detect and their tools often establish command and control points on compromised network assets with little or no discernible effect, facilitating future access to the assets, the data, and the networks on which they reside.
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
Our Vision
Due to the increasingly sophisticated and evolving nature of cybersecurity challenges, Sourcefire believes that the approach to cybersecurity must also evolve. The best solutions must be agile, based on a continuous process and supported by advanced technologies to better detect, analyze, prevent and remediate these attacks. Sourcefire calls this vision Agile Security.
Sourcefire’s Agile Security vision drives the innovation of our technology and solutions. This vision reflects the realities of today’s network and computer security disciplines and is grounded in four essential elements:
See .......Clarity and vision, reflecting the who, what, where reality of an environment, as it exists right now.
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

Our Approach

Given increasingly sophisticated, targeted and relentless attacks, Agile Security must span the full attack continuum - before, during and after an attack. Before an attack, defenders need comprehensive awareness and visibility of their extended network environment in order to implement appropriate policies and controls to defend it. During an attack, the ability to continuously detect the nature of the threat and block it is critical. After a successful attack, defenders need retrospective security to marginalize the impact of the attack by determining the scope of the attack, containing the threat, eliminating the risk of re-infection, and remediating the damage.

Sourcefire's portfolio of integrated solutions that span the network, endpoints, mobile and virtual as well as technologies that include big data analytics and cloud-based security intelligence, address the full attack continuum.
Our Products
Sourcefire’s portfolio of solutions and technologies designed to deliver Agile Security is comprised of hardware with embedded software, software and cloud-based solutions.
Network Security

The foundation for our network security solutions, our FirePOWER platform is a family of high-performance, energy-efficient, network security appliances with flexible deployment options that include NGIPS, NGFW and Advanced Malware Protection. Customers can enable the level of functionality required.

•
Sourcefire NGIPS (Next Generation Intrusion Prevention System) – Sourcefire’s NGIPS uses a flexible rules-based language for advanced threat protection. Sourcefire appliances equipped with Sourcefire NGIPS software can be placed in passive intrusion detection, or IDS, mode to notify users of network traffic or in inline mode to block threats. Our FireSIGHT® awareness technology provides real-time contextual awareness and full stack visibility. Intelligent security automation reduces the total cost of ownership and enables continuous security.

•
Sourcefire NGFW (Next Generation Firewall) – Sourcefire's NGFW offers application control integrated with Sourcefire’s industry-leading NGIPS and firewall capabilities in a universal, high-performance security appliance. The solution is designed to bring together control and effective prevention in a flexible, high-performance agile engine to satisfy the larger need for complete enterprise visibility, adaptive security, and advanced threat protection.

•
Optional security licenses – includes Application Control for detailed control of client and web based applications; URL Filtering for filtering of URL's by site or reputation; and Advanced Malware Protection for FirePOWER to detect and block malware on the network.

•
Sourcefire SSL Appliance – The Sourcefire SSL Appliance decrypts SSL traffic for inspection by network security appliances, allowing security teams to eliminate blind spots and monitor SSL traffic for embedded attacks and data leakage.

•
Sourcefire Virtual Appliance – The Sourcefire Virtual Appliance extends our network security capabilities to environments where physical appliances are impractical. Sourcefire offers security solutions for VMware, Citrix (Xen) and Red Hat (KVM) virtual environments. These appliances inspect communications between different virtual machines residing on the same box, providing the same control and protection as their physical counterparts.

Advanced Malware Protection

Today's attackers are taking a comprehensive view of IT environments and using new attack vectors to accomplish their missions to gather data or simply to destroy. Sourcefire has entered the emerging advanced malware protection market with solutions to protect against malware targeting the network, endpoints, mobile and virtual. These solutions can be deployed separately or together for comprehensive coverage and they leverage big data analytics and cloud-based security intelligence to quickly identify and defeat malware along the full attack continuum.

•
FireAMP – FireAMP is an intelligent, enterprise-class advanced malware protection solution that uses big data analytics to discover, understand and block advanced malware outbreaks. FireAMP delivers the visibility and control needed to stop threats missed by other security layers, prevent reinfection and remediate retrospectively. FireAMP Mobile protects against mobile malware. FireAMP Virtual protects against malware targeting virtual machines.

•
Advanced Malware Protection for FirePOWER – AMP for FirePOWER provides protection against sophisticated network malware, advanced persistent threats, or APTs, and targeted attacks by enabling continuous visibility, analysis and control before, during and after an attack. Available as standalone solution, or as an add-on subscription license for NGIPS or NGFW, eliminating the need for limited-purpose malware appliances.

Management
Sourcefire Defense Center® – The Defense Center unifies the critical security functions of the Sourcefire next-generation network security platform using FireSIGHT awareness technology to correlate and prioritize event data with network and user awareness. Through this powerful management tool, customers can conduct forensic analysis, trends analysis, reporting and alerting. Customers can control multiple Sourcefire appliances from a single management console while aggregating and analyzing security and compliance events from across the organization. The Defense Center is highly scalable and extensible, providing application programming interfaces, or APIs, to interoperate with a variety of third-party systems, such as firewalls, routers, log management, Security Information Event Management, or SIEMs, trouble ticketing, patch management systems and other technologies. The Sourcefire Virtual Defense Center™ provides the same monitoring and management controls as its physical counterpart. To centrally manage Sourcefire's advanced malware protection solutions, FireAMP Console provides management, deployment, policy configuration and reporting for desktop systems and mobile devices.
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
Sourcefire manages some of the world’s most respected open source security initiatives, including:
Snort® – The traffic inspection engine used in our intrusion prevention system is the open source technology called Snort. Snort uses a rule-driven language which combines the benefits of signature, protocol, and anomaly-based inspection methods. Snort has become the de facto industry standard for intrusion prevention. We believe that most Fortune 100 companies and 30 of the largest U.S. government agencies use Snort technology to monitor network traffic and that Snort is the most widely deployed intrusion prevention technology worldwide. Because of its wide availability, Snort is also the standard intrusion technology used in colleges and universities worldwide to teach network security.
ClamAV® – ClamAV is one of the most commonly used open source anti-malware products in the world. Renowned for its speed and accuracy, ClamAV has been integrated within leading enterprise solutions to identify deeply embedded threats such as viruses, trojans, spyware and other forms of malware.
Razorback™ – Established in August 2010, Razorback is an innovative open-source project that addresses complex threat detection and protection, including deep file inspection and defense coordination. This project is intended to provide enterprise defense teams with an open source detection platform for developing the kinds of detection necessary to combat ‘advanced persistent threats’, or APTs, and client-side attacks in conjunction with their existing security technologies.
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
Sourcefire Professional Services – Sourcefire offers a variety of professional services solutions to provide customers and partners with best practices for planning, installing, configuring and managing all components of the Sourcefire product portfolio and applying the security intelligence gained from Sourcefire products for incident response. The Sourcefire Professional Services Team provides individualized, highly concentrated attention that gives organizations a “running start” and lasting knowledge transfer.
Sourcefire Education & Certification – Sourcefire offers a variety of training programs to use Sourcefire commercial or open source security solutions. Sourcefire training includes instructor-led and custom classes delivered at various locations around the world, onsite at customer premises, and online. Security professionals can achieve certifications for proprietary Sourcefire products as well as open source Snort.

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
Comprehensive Network and User Intelligence. Sourcefire’s FireSIGHT awareness technology provides real-time persistent visibility into the composition, behavior, topology (the relationship of network components), and risk profile of the network, as well as the correlation of security and network events with specific users. The ability to continuously and passively discover characteristics and vulnerabilities of practically any computing device communicating on a network enables Sourcefire NGIPS and NGFW to more precisely identify and block threatening traffic and to more efficiently classify threatening or suspicious behavior. Correlation and context provide automatic decision-making and automated policy enforcement and tuning to resolve security and compliance events more quickly and easily.
Intelligent Security Automation. Our solutions are designed to adapt to constant change with intelligent automation. Automated impact assessment and policy tuning enable customers to evolve and modify defenses for their unique environment based on intelligence gained before, during and after an attack, despite limited resources or lack of expertise.
Real-Time Approach to Security. Our approach to security enables our customers to secure their environments by providing real-time defense against both known and unknown threats. Our solutions are designed to support a continuum of security functions that span pre-attack hardening of assets, high fidelity attack identification and disruption and real-time compromise detection and incident response. This real-time approach is critical for protection across the full attack continuum.

Retrospective Security. We believe we offer the leading technology able to retrospectively understand the scope of a compromise and deliver actionable intelligence to manually or automatically clean up all affected devices based on customers' specific policies. Because today's advanced malware can disguise itself as safe, pass through defenses unnoticed and later exhibit malicious behavior, this is an important capability to minimize damage after an attack and remediate it.
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
The Open Source Community. Since our founding in 2001, we have been a staunch advocate for open source security solutions. Over the years, this has developed into a key competitive distinction. We manage the security industry’s leading open source initiative, Snort, which was first published in 1998 by Sourcefire founder, interim Chief Executive Officer and Chief Technology Officer, Martin Roesch, and has become the de facto standard for intrusion detection and prevention. We also manage the ClamAV and Razorback open source security initiatives. These solutions form the foundation of our commercial product offerings which we extend by including enterprise-class features, manageability, scalability, performance, and support. We believe that the combined open source user communities of Snort, ClamAV and Razorback, along with our collective security intelligence, provide us with significant benefits, including a broad threat intelligence network, significant research and development leverage, and a large pool of security experts that are skilled in the use of our technologies. These communities enable us to more cost-effectively test new algorithms and concepts on a vast number of diverse networks and significantly expedite the process of product innovation. We believe that the broad acceptance of these products makes us one of the most trusted sources of security solutions.
Security Industry Intelligence. The Sourcefire VRT is a group of leading edge network security experts who proactively discover, assess and respond to the latest trends in hacking activities, intrusion attempts and vulnerabilities. Some of the most renowned security professionals in the industry, including the authors of several standard security reference books, are members of the Sourcefire VRT. This team is also supported by the vast resources of the open source Snort and ClamAV communities and our community of cloud-based users, making it the largest group dedicated to advances in the network security industry. The VRT’s research and insights into network security are published on http://vrt-sourcefire.blogspot.com/. Information appearing on this website is not incorporated by reference in and is not a part of this annual report.

Our Growth Strategy
Our goal is to become the preeminent provider of commercial and open source cybersecurity solutions on a global basis by:

•
Expanding the breadth of, and our leadership in, security solutions. Sourcefire is expanding its product and service portfolio by creating purpose-built solutions to address specific market and user problems. In 2011 and 2012 we launched two innovative solutions into two adjacent markets – next generation firewalls and advanced malware protection. Over time we expect to further penetrate these and additional markets with innovative products and technologies. By leveraging the intelligence from the open source community, we believe that we have more visibility into threats worldwide, and that we will be able to continue our leadership position in providing users access to the latest information on current threats and ways to protect their organizations against them.

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

•
Continuing to develop innovative security technology; evaluating selective adjacent market technologies for partnering or potential acquisition. We intend to maintain and enhance our technological leadership position in network, advanced malware, and cloud-based security. We will continue to invest significantly in internal development and product enhancements and to recruit, train, develop and retain experienced security professionals to broaden our proprietary knowledge base.

Awards and Certifications
We have received numerous industry awards and certifications since January 1, 2012, including:

•	Leader in Security Effectiveness with 99% detection and protection and exceptional throughput; Sourcefire 8260, 8250 and 8120 appliances individual product test results, NSS Labs Inc., April 2012.

•	‘Five-Star Rating’ by Everything Channel Partner Program Guide, April 2012. For the third consecutive year, the Sourcefire Channel Program was recognized for its Global Security Alliance Program.

•	'Protector of the Year' by SC Magazine Australia, May 2012. Sourcefire was honored for doing the most to protect its users' online presences from attacks with the Sourcefire NGIPS.

•	Leader in IPS Security Effectiveness and Total Cost of Ownership, Security Value Map for IPS, NSS Labs, July 2012.

•	Named to the DoD Unified Capabilities Approved Products List, August, 2012. The Sourcefire NGIPS successfully completed Interoperability (IO) and Information Assurance (IA) certification.

•	Named “One of 12 Hot Companies to Watch,” by Federal Computer Week, September 2012.

•
Common Criteria Certification by the National Information Assurance Partnership, September 2012. Sourcefire’s FirePOWER Appliances, NGIPS, Virtual NGIPS and Defense Center were evaluated and certified using the Common Methodology for IT Security Evaluation for conformance to the Common Criteria.

•
Leader in NGFW Security Effectiveness; FirePOWER 8250 NGFW achieved 99% protection, superior performance and total cost of ownership, Sourcefire Individual Product Test Results, NSS Labs Inc., October 2012.

Customers
We provide products and services to a broad spectrum of customers and organizations within diverse industry sectors,

including some of the world’s largest financial institutions, health care providers, IT companies, telecommunication companies and retailers, as well as U.S. and other national, state and local government agencies.
For the year ended December 31, 2012, one customer, a distributor of our products to the U.S. government, EC America, a subsidiary of immixGroup, accounted for 19% of total revenue. For the year ended December 31, 2011, two customers, a distributor of our products to the U.S. government, EC America, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 18% and 11%, respectively, of total revenue. For the year ended December 31, 2010, two customers, a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 16% and 11%, respectively, of total revenue.
Sales and Marketing
We market and sell our appliances, software and services to our customers primarily through our global network of resellers, distributors, MSSPs, government integrators and other partners.
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
Research & Development Team. Our Research and Development Team is comprised of highly skilled and experienced security and network experts. The team encompasses the full lifecycle of product concept, design, development, integration, quality assurance testing, deployment, maintenance and support. Our development experts focus on the FirePOWER platform, Sourcefire security products, as well as manage the administration and testing of the open source Snort, Clam AV and Razorback initiatives. The development is performed in the United States and, for our advanced malware protection solutions, in the United States and Canada.
Cloud Technology Group. The Cloud Technology Group focuses on the research and development of next generation cloud-based security technologies. This includes the development of advanced malware protection, cloud-delivered security intelligence, and a broader cloud-security platform.
Vulnerability Research Team. Our VRT is comprised of leading security experts working to proactively discover, assess and respond to the latest network threats and security vulnerabilities. By gathering and analyzing this information, our VRT creates and updates Snort rules, ClamAV signatures, advanced malware file analysis and security tools that are designed to identify, characterize and defeat attacks. The VRT also supports FireAMP’s file analysis that provides detailed information on malware behavior.
Our VRT participates in extensive collaboration with hundreds of network security professionals in the Snort, ClamAV, and Sourcefire user communities and other security authorities to learn of new vulnerabilities and exploits. Because of the knowledge and experience of our VRT personnel, as well as its extensive coordination with the open source community, we believe that we have access to one of the largest and most sophisticated groups of IT security experts researching vulnerabilities and threats on a real-time basis.
Our research and development expense was $41.6 million, $33.1 million, and $18.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Intellectual Property
To protect our intellectual property, both domestically and abroad, we rely primarily on patent, trademark, copyright and trade secret laws. We hold 23 issued patents and have dozens of patent applications pending for examination in the U.S. and foreign jurisdictions. The claims for which we have sought patent protection relate to methods and systems we have developed for intrusion detection and prevention and anti-malware detection used in our solutions. In addition, we utilize contractual provisions, such as license agreements with our partners and customers, non-disclosure and non-compete agreements with our employees and consultants, and confidentiality procedures to strengthen our protection.
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
Seasonality
Our business is subject to seasonal fluctuations. For a discussion of seasonality affecting our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Seasonality.
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
Advanced Malware Protection. Sourcefire has entered the emerging advanced malware protection market. Sourcefire’s solutions complement existing endpoint and network security products to protect from threats that may bypass these existing defenses. In the advanced malware protection market, our chief competitors are large established endpoint protection market players and new entrants in an emerging network-based advanced malware protection market. New market entrants consist primarily of venture-backed point product companies with a singular focus and aggressive sales and marketing efforts.
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
Employees
As of December 31, 2012, we had 599 employees, of whom 182 were engaged in product research and development and 259 were engaged in sales and marketing. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have good relations with our employees.
Corporate Information
We were incorporated in Delaware in 2001. We completed our initial public offering in March 2007. Our executive offices are located at 9770 Patuxent Woods Drive, Columbia, Maryland 21046, and our main telephone number is (410) 290-1616.
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
Federal and state governmental agencies have contributed to our revenue growth and have become important customers for us. If we cannot attract sufficient government agency customers, our revenue and competitive position will suffer. If U.S. Government Agencies reduce spending levels for network security programs, it could have a negative effect on our revenue and results of operations.
Federal and state governments have become important customers for us. There can be no assurance that we will maintain or grow our revenue from these customers. Contracts with the U.S. federal and state government agencies collectively accounted for 20%, 21% and 25% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
Our reliance on government customers subjects us to a number of risks, including:

•
Budgetary Constraints and Cycles. Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability. Reductions or delays in funding, including reductions or delays caused by the failure to pass a budget, automatic spending cuts, continuing resolutions or other temporary funding arrangements, could adversely impact public sector demand for our products. As of the date of this annual report, the U.S. federal government has not adopted a budget for its fiscal year ending September 30, 2013 and is operating under a continuing budget resolution. If U.S. Government Agencies reduce spending levels for network security programs, it may negatively affect our sales to the federal government for the year ended December 31, 2013, and negatively affect our results of operations;

•
Procurement. Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract;

•
Modification or Cancellation of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is canceled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is canceled because of our default, we may only be able to collect for products and alternative products and services delivered to the customer;

•
Governmental Audits. National governments and state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability; and

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
For example, Cisco Systems, Inc., IBM Corporation, HP Corporation, Intel Corporation, as a result of its acquisition of McAfee, Inc., and Check Point Software Technologies, Ltd. have intrusion detection or prevention technologies that compete with our network security product offerings. Similarly, several large and small companies have anti-malware and endpoint protection products that compete with our FireAMP® product. In addition, our Next Generation Firewall product competes with both new and traditional firewall vendors.
Large companies may have advantages over us because of their longer operating histories, greater brand name recognition, larger customer bases, broader product portfolios, or greater financial, technical and marketing resources. They also have greater resources to devote to the promotion and sale of their products than we have. In addition, in some cases our competitors have aggressively reduced, and could continue to reduce, the price of their security monitoring, detection, prevention and response products, managed security services, maintenance and support services, and other security services and products which intensifies pricing pressures within our market. Moreover, in some cases, customers may make purchasing decisions based primarily on price rather than product functionality.
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
New sources of competition for sales of our products could emerge. These include:

•
emerging companies as well as larger companies who have not previously entered the market for network intrusion detection and prevention products, next generation firewall products or advanced malware protection products;

•	established companies that develop their own network intrusion detection and prevention products, next generation firewall products or advanced malware protection products;

•	established companies that acquire or establish product integration, distribution or other cooperative relationships with our current competitors; and

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

•
reductions or delays in funding for projects by U.S. federal and state government agencies, for example the reductions and delays in spending that have resulted, and may continue to result, from the failure of the U.S. federal government to adopt a budget for its fiscal year ending September 30, 2013,

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
We market and sell our products in the United States and internationally, and we plan to increase our international sales presence. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of the United States accounted for 33%, 25% and 25% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for international operations, including:

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
We spend substantial amounts of time and money to research and develop new products and enhance versions of our open source and proprietary commercial products. In 2012 and 2011, we developed and introduced new products in two adjacent markets, the next generation firewall market and the advanced malware protection market. In addition, we introduced new versions of our next generation intrusion prevention system products. We introduce new products and incorporate additional features, improve functionality or add other enhancements to our existing products in order to meet our customers’ rapidly evolving demands for security in our highly competitive industry. When we develop a new product or an advanced version of an existing product, we typically expend significant money and effort upfront to develop, market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing the products to market.
Our new products, including our next generation firewall products and advanced malware protection products, or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	reluctance of customers to incur the costs of purchasing and implementing new products or product enhancements;

•	delays in introducing new, enhanced or modified products;

•	defects, errors or failures in any of our products;

•	inability to operate effectively with the networks of our prospective customers;

•	inability to protect against new types of attacks or techniques used by hackers;

•	negative publicity about the performance or effectiveness of our network security products;

•	reluctance of customers to purchase products based on open source software; and

•	disruptions or delays in the availability and delivery of our products, including products from our contract manufacturers.
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
For the years ended December 31, 2012, 2011 and 2010, existing customers that purchased additional products and services from us, whether for new locations or additional technology to protect existing networks and locations, generated a majority of our total revenue. Part of our growth strategy is to sell additional products to our existing customers. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products from us. In addition, as we deploy new versions of our existing products or introduce new products, our current customers may not require the functionality of these products and may not purchase them.
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

In addition, because our products and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our customers’ security measures using our products could misappropriate the confidential information or other valuable property of, or interrupt the operations of, our customers. If that happens, affected customers or others could sue us. In addition, we may face liability for breaches of our product warranties or product failures. Provisions in our contracts relating to warranty disclaimers and liability limitations may be deemed by a court to be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and divert management attention from the operation of our business. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.
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
Acquisitions may not result in the expected strategic benefits, and completed acquisitions, including our acquisition of Immunet Corporation, could negatively affect our operating results and financial position because of the following and other factors:

•	the Immunet acquisition was dilutive to our earnings per share for the years ended December 31, 2012 and 2011 and any acquisitions we complete in the future may also be dilutive to our earnings;

•
in connection with our acquisition of Immunet Corporation, for the years ended December 31, 2012 and 2011 we recognized expenses for the amortization of intangible assets, employee retention payments and stock-based compensation expense and this and other acquisitions may result in substantial accounting charges for restructuring and other expenses, write-offs of in-process research and development, write-offs of goodwill, amortization of intangible assets and stock-based compensation expense;

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
If other parties claim commercial ownership rights to Snort®, Razorback™ or ClamAV®, our reputation, customer relations and results of operations could be harmed.
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
The inability to effect a smooth transition to a new Chief Executive Officer could harm our business.
As previously disclosed, John C. Burris, our former Chief Executive Officer, retired on October 1, 2012 and passed away on October 19, 2012. Our efforts to identify and retain a permanent Chief Executive Officer are ongoing. A search for a permanent Chief Executive Officer may take longer than we expect, and there can be no assurance that we will be able to attract a permanent Chief Executive Officer on acceptable terms. Even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage, may cause concerns from current and potential customers and other third parties with whom we do business, may result in operational disruptions during such time that could adversely affect our business and may result in a drop in our stock price. In addition, we may incur substantial costs in connection with the transition, including the fees of the executive search firm we have retained to assist us in identifying Chief Executive Officer candidates and the cash and equity compensation for a new Chief Executive Officer.
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
We completed our evaluation of our internal controls over financial reporting for the fiscal year ended December 31, 2012 as required by the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of December 31, 2012, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses.
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
The security technology industry has increasingly been subject to patent and other intellectual property rights litigation, particularly from special purpose entities that seek to monetize their intellectual property rights by asserting claims against others. We expect this trend to continue and accelerate and expect that we may from time to time be required to defend against this type of litigation. For example, as described under Item 3. Legal Proceedings below, we and nine other network security companies have been named as defendants in a patent infringement lawsuit. Third party asserted claims or initiated litigation can include claims against us or our customers, end-users, manufacturers, suppliers, partners or distributors, alleging infringement of intellectual property rights with respect to our existing or future products or components of those products. The litigation process can be costly and is subject to inherent uncertainties, so we may not prevail in litigation matters regardless of the merits of our position. In addition to the expense and distraction associated with litigation, adverse determinations could cause us to lose our proprietary rights, prevent us from manufacturing or selling our products, require us to obtain licenses to patents or other intellectual property rights that our products are alleged to infringe, which licenses may not be available on reasonable commercial terms or at all, and subject us to significant liabilities. Under the terms of our contracts, we may also be required to indemnify customers and others for losses or costs arising from such claims and such indemnification obligations may not be subject to maximum loss clauses.
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
In addition, we rely on our contract manufacturers to source the majority of the components for our hardware platforms and they in turn obtain materials from a limited number of suppliers. These suppliers may extend lead times, limit the supply to our manufacturers or increase prices due to capacity constraints or other factors. Although we work closely with our manufacturers and suppliers to avoid shortages, we may encounter these problems in the future. Our results of operations would be adversely affected if we were unable to obtain adequate supplies of hardware platforms in a timely manner or if there were significant increases in the costs of hardware platforms or problems with the quality of those hardware platforms.

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
Since the time of our initial public offering in March 2007, the market price of our common stock has been subject to significant fluctuations, and we expect this volatility to continue for the foreseeable future. For example, during the year ended December 31, 2012, our stock traded between a high of $59.64 per share and a low of $29.25 per share. Among the factors that could affect our common stock price are the risks described in this “Risk Factors” section and other factors, including:

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
As of February 22, 2013, we had 30,670,141 outstanding shares of common stock. This number includes shares held by institutional investors who own a significant majority of our common stock. This number also includes shares held by directors and officers who may sell such shares at their discretion, subject to volume limitations contained in federal securities laws. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Our corporate headquarters and principal executive offices are located in Columbia, Maryland under a lease that expires in May 2015. Significant leased locations include offices in Vienna, Virginia; Livonia, Michigan; Calgary, Alberta; Bracknell, United Kingdom; Tokyo, Japan; and Singapore. We also lease other sales offices in multiple locations worldwide. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed in accordance with our growth.

Item 3.	LEGAL PROCEEDINGS
On May 29, 2009 and August 3, 2009, Enhanced Security Research, LLC, or ESR, filed two nearly identical complaints in the United States District Court for the District of Delaware against 10 defendants, including Cisco Systems, Inc., International Business Machines Corporation, Check Point Software Technologies, Ltd., Check Point Software Technologies, Inc., SonicWALL, Inc., 3Com Corporation, Nokia Corporation, Nokia, Inc., Fortinet, Inc., and us. The only significant difference between the first and second complaints is the addition of Security Research Holdings LLC as a plaintiff. The complaints allege, among other things, that our network security appliances and software infringe two U.S. patents. Plaintiffs seek unspecified damages, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. We believe that the patents in this case are invalid and that the allegations of infringement are without merit, and we intend to defend this case vigorously on these bases. Both patents in this litigation have been subject to reexamination by the United States Patent and Trademark Office, or USPTO, and the USPTO has rejected all claims of both patents as not patentable. The patent owner has filed an appeal of the rejections of US Patent No 6,119,236 in the U.S. Court of Appeals for the Federal Circuit, or CAFC. The patent owner filed the opening brief on February 25, 2013 and briefing is not expected to be complete before April 29, 2013. The patent owner did not appeal the rejections of the other patent and, on January 9, 2013, the USPTO issued Reexamination Certificate US 6,304,975 C1 canceling all claims. On June 25, 2010, the District Court dismissed the action filed May 29, 2009, for lack of standing. The CAFC affirmed the dismissal following Plaintiff’s appeal. Also on June 25, 2010, the District Court stayed the action filed August 3, 2009 pending conclusion of the reexaminations. Given the inherent unpredictability of litigation and jury trials, we cannot at this early stage of the matter estimate the possible outcome of this litigation. Because patent litigation is time consuming and costly to defend, we may incur significant costs related to this matter in future periods. In addition, an unfavorable outcome in this matter could have a material adverse effect on our future results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FIRE.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2011:
First Quarter	$27.57	$22.61
Second Quarter	$30.23	$23.20
Third Quarter	$31.47	$23.26
Fourth Quarter	$35.90	$24.76
Year Ended December 31, 2012:
First Quarter	$50.47	$29.25
Second Quarter	$59.64	$45.06
Third Quarter	$57.98	$41.34
Fourth Quarter	$50.85	$40.68
As of February 22, 2013, there were approximately 19 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for the period beginning December 31, 2007 through December 31, 2012 to two indices: the Russell 2000 Index and the RDG Software Composite Index. The graph assumes an initial investment of $100 on December 31, 2007 in Sourcefire common stock in each of the two indices. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sourcefire, Inc., the Russell 2000 Index and RDG Software Composite Index

$600
$500
$400
$300
$200
$100
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Sourcefire, Inc.
Russell 2000
RDG Software Composite

* $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
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
Repurchases of Equity Securities During 2012
Repurchases are made under the terms of our 2007 Stock Incentive Plan. Under this plan, we award shares of restricted stock to our non-employee directors. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.001. Repurchased shares are returned to the 2007 Stock Incentive Plan and are available for future awards under the terms of that plan.
These were the no repurchases of equity securities made by us during the fiscal quarter ended December 31, 2012. We do not have a stock repurchase program.

Item 6.	SELECTED FINANCIAL DATA
The consolidated statement of operations data for the three years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements that do not appear in this report. The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below and our consolidated financial statements and related notes included elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue:
Products	$135,490	$98,166	$78,436	$62,585	$45,245
Services	87,600	67,480	52,136	40,880	30,428
Total revenue	223,090	165,646	130,572	103,465	75,673
Cost of revenue:
Products	40,695	28,368	20,000	15,641	12,408
Services	11,321	8,841	6,828	6,379	4,952
Total cost of revenue	52,016	37,209	26,828	22,020	17,360
Gross profit	171,074	128,437	103,744	81,445	58,313
Operating expenses:
Research and development	41,570	33,145	18,789	16,256	12,620
Sales and marketing	86,759	64,589	48,735	36,498	33,169
General and administrative	28,194	19,709	18,814	16,761	18,713
Depreciation and amortization	5,187	3,917	3,375	3,647	2,627
Total operating expenses	161,710	121,360	89,713	73,162	67,129
Income (loss) from operations	9,364	7,077	14,031	8,283	(8,816)
Other income (expense), net	20	(351)	125	926	3,064
Income (loss) before income taxes	9,384	6,726	14,156	9,209	(5,752)
Provision for (benefit from) for income taxes	4,357	536	(5,821)	331	319
Net income (loss)	$5,027	$6,190	$19,977	$8,878	$(6,071)
Net income (loss) per common share:
Basic	$0.17	$0.22	$0.72	$0.34	$(0.24)
Diluted	$0.16	$0.21	$0.69	$0.32	$(0.24)
Shares used in per common share calculations:
Basic	29,787,100	28,607,013	27,670,356	26,458,273	25,379,791
Diluted	30,929,210	29,529,525	28,896,246	27,987,115	25,379,791

Consolidated Balance Sheet Data

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$96,178	$59,407	$54,410	$53,071	$39,768
Investments	107,777	98,407	99,309	70,149	61,800
Working capital	184,518	122,486	122,760	103,055	99,017
Total assets	364,674	283,927	241,074	174,167	146,305
Deferred revenue	90,241	61,570	46,422	34,177	24,108
Total liabilities	119,548	86,070	74,990	45,678	37,264
Total stockholders’ equity	245,126	197,857	166,084	128,489	109,041

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010.

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

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2012, 2011 and 2010 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Overview
Sourcefire delivers intelligent cybersecurity technologies. Our comprehensive portfolio of solutions enables commercial enterprises and government agencies worldwide to manage and minimize cybersecurity risks. From our industry-leading next-generation network security platform to our advanced malware protection, Sourcefire provides customers with Agile Security® that addresses the need for more informed, adaptive, and automated security solutions to protect today’s dynamic information technology environments from constantly changing threats.
We sell our solutions to a diverse customer base that includes Global 2000 companies, global enterprises, U.S. and international government agencies and small and mid-size businesses. We also manage the security industry’s leading open source initiative, Snort®, as well as the ClamAV® and Razorback™ open source initiatives.
Key Financial Metrics and Trends
Sales to U.S. commercial customers accounted for 47%, 54% and 50% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our revenues from U.S. commercial customers increased by 17% for the year ended

December 31, 2012 as compared to the prior year.
Sales to international customers accounted for 33%, 25% and 25% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our revenues from international customers increased by 77% for the year ended December 31, 2012 as compared to the prior year.
Sales to U.S. federal and state government agencies collectively accounted for 20%, 21% and 25% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our revenues from U.S. federal and state government agencies increased by 28% for the year ended December 31, 2012, as compared to the prior year.
We believe that our revenue from product sales for the year ended December 31, 2012 was positively affected by a number of factors, including (i) the introduction of new, enhanced versions of our products in 2012 and 2011, (ii) the expansion of our indirect sales channel in the U.S. and internationally, (iii) investments in our international operations and the resulting increase in workforce, and (iv) a stabilized environment in U.S. government spending. In addition, our revenue from sales of services during 2012 was positively affected by an increase in our installed customer base. In general, we expect these factors to continue to positively affect our product and services revenue in 2013. However, uncertainty related to the federal budget process and a potential reduction in federal spending levels may limit any increase in our sales to the federal government.
We evaluate our performance on the basis of several key financial metrics, including revenue, cost of revenue, gross profit, and operating expenses. We compare these key performance indicators, on a quarterly basis, to both target amounts established by management and to our performance for prior periods. We also evaluate performance on the basis of adjusted net income, adjusted net income per share, adjusted income from operations, adjusted income from operations as a percentage of revenue and free cash flow, which are non-GAAP financial measures. Information regarding our non-GAAP financial measures and a reconciliation of each to the nearest GAAP measure is provided under “Non-GAAP Financial Measures” below.
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
Product sales are typically recognized as revenue upon shipment of the product to the customer. For sales through resellers and distributors, we recognize revenue upon the shipment of the product only if those resellers and distributors provide us, at the time of placing their order, with the identity of the end-user customer to whom the product has been sold. We recognize revenue from services when the services are performed. For technical support services, we recognize revenue ratably over the term of the support arrangement, which is primarily 12 months. Our support agreements generally provide for payment in advance.
We sell our network security solutions globally. Revenue generated by sales to U.S.-based customers was 67% for the year ended December 31, 2012 and 75% for each of the years ended December 31, 2011 and 2010. We believe that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.
We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 59%, 59% and 62% of total product revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2013.
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
Cost of Revenue
Cost of product revenue includes the cost of the hardware platform, third-party manufacturing costs, royalties for third-party software, personnel costs associated with logistics and quality control, stock-based compensation expense, amortization of acquired intangible assets, supplies, warranty, shipping and handling costs, expense for excess and obsolete inventory and depreciation in the instances where we lease our network security solutions to our customers. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our advanced malware protection products. We allocate overhead costs, including facilities, supplies, communication and information systems and employee benefits, to the cost of product revenue. Overhead costs are reflected in each cost of revenue and operating expense category. As our product volume increases, we anticipate incurring an increased amount of both direct and overhead expenses to supply and manage the increased volume. In addition, hardware unit costs or other costs of manufacturing could increase in the future.

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
We completed the transition of our product line to our next generation platform in 2012. Generally, the gross margins of our new products are lower as compared to the previous generation of products they are replacing. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our advanced malware protection products. These items had a negative impact on our gross margin for the year ended December 31, 2012 and we expect this impact to continue in 2013. In addition, as we expand our international operations, our gross margin may be negatively impacted due to the additional costs associated with operating in certain jurisdictions.
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
We have expanded our research and development capabilities and expect to continue to expand these capabilities in the future. We are committed to increasing the level of innovative design and development of new products as we strive to enhance our ability to serve our existing commercial and federal government markets as well as new markets for security solutions. To meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. Accordingly, we anticipate that our research and development expenses will continue to increase in absolute dollars for the year ending December 31, 2013 and, as a percentage of revenue, will be consistent with 2012.
Sales and Marketing. Sales and marketing expenses consist primarily of salaries, incentive compensation and allocated overhead costs for sales and marketing personnel; stock-based compensation expense; trade show, advertising, marketing and other brand-building costs; marketing consultants and other professional services; training, seminars and conferences; and travel and related costs.
As we continue to focus on increasing our market penetration, expanding internationally, increasing our indirect sales channel and building brand awareness, we anticipate that selling and marketing expenses will continue to increase in absolute dollars for the year ending December 31, 2013 and, as a percentage of revenue, will be consistent with 2012.
General and Administrative. General and administrative expenses consist primarily of salaries, incentive compensation and allocated overhead costs for executive, legal, finance, information technology, human resources and administrative personnel; stock-based compensation expense; corporate development expenses and professional fees related to legal, audit, tax and regulatory compliance; travel and related costs; and corporate insurance. We anticipate that general and administrative expenses will increase in absolute dollars for the year ending December 31, 2013.
Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $26.2 million, $14.9 million, and $9.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. In the fourth quarter of 2012, we incurred approximately $3.7 million of additional stock-based compensation expense in connection with the acceleration of vesting of restricted stock units under the Retirement Agreement we entered into with John C. Burris on October 1, 2012.
Results of Operations
Revenue. The following table shows products and technical support and professional services revenue (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2012	2011	$	%	2011	2010	$	%
Products	$135,490	$98,166	$37,324	38%	$98,166	$78,436	$19,730	25%
Percentage of total revenue	61%	59%			59%	60%
Technical support and professional services	87,600	67,480	20,120	30%	67,480	52,136	15,344	29%
Percentage of total revenue	39%	41%			41%	40%
Total revenue	$223,090	$165,646	$57,444	35%	$165,646	$130,572	$35,074	27%
The increase in our product revenue for the year ended December 31, 2012, as compared to the prior-year, was primarily due to higher product sales volume and the sales product mix favoring our higher priced appliances. The increase in our services revenue for the year ended December 31, 2012, as compared to the prior year, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.
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

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2012	2011	$	%	2011	2010	$	%
Products	$40,695	$28,368	$12,327	43%	$28,368	$20,000	$8,368	42%
Percentage of total revenue	18%	17%			17%	15%
Technical support and professional services	11,321	8,841	2,480	28%	8,841	6,828	2,013	29%
Percentage of total revenue	5%	5%			5%	5%
Total cost of revenue	$52,016	$37,209	$14,807	40%	$37,209	$26,828	$10,381	39%
Percentage of total revenue	23%	22%			22%	21%
The increase in our product cost of revenue for the year ended December 31, 2012, as compared to the prior year, was primarily due to an increase in unit volume associated with higher revenue, higher costs of our new product platform and the infrastructure costs to support and run our advanced malware protection products, partially offset by lower inventory write-downs related to excess and obsolete inventory and a prior-year expense of $1.2 million for purchase commitments we made to our contract manufacturers for the product and component inventory that was estimated to be in excess of future demand for existing products due to the introduction of our new products.
The increase in our services cost of revenue for the year ended December 31, 2012, as compared to the prior year, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers and provide professional services to our customers and increased hardware service expense we pay to our contract manufacturers to help maintain our install base.
The increase in our product cost of revenue for the year ended December 31, 2011, as compared to the prior year, was primarily due to the sales product mix favoring our higher priced and more costly appliances, an increase in inventory write-downs related to excess and obsolete inventory of $1.1 million as a result of the introduction of new products, the amortization of acquired technology intangible assets and a $1.2 million expense for purchase commitments we made to our contract manufacturers for the product and component inventory that was estimated to be in excess of future demand for existing products due to the introduction of our new products.

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

Gross profit. The following table shows products and technical support and professional services gross profit (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2012	2011	$	%	2011	2010	$	%
Products	$94,795	$69,798	$24,997	36%	$69,798	$58,436	$11,362	19%
Product gross margin	70%	71%			71%	75%
Technical support and professional services	76,279	58,639	17,640	30%	58,639	45,308	13,331	29%
Technical support and professional services gross margin	87%	87%			87%	87%
Total gross profit	$171,074	$128,437	$42,637	33%	$128,437	$103,744	$24,693	24%
Total gross margin	77%	78%			78%	79%
Product gross margin for the year ended December 31, 2012 decreased as compared to the prior year, primarily due to the higher costs of our new products and the infrastructure costs to support and run our advanced malware protection products, partially offset by lower inventory write-downs related to excess and obsolete inventory and a prior-year expense of $1.2 million for purchase commitments we made to our contract manufacturers for the product and component inventory that was estimated to be in excess of future demand for existing products due to the introduction of our new products.
Technical support and professional services gross margin for the year ended December 31, 2012 remained relatively flat over the prior year.
Product gross margin decreased for the year ended December 31, 2011, as compared to the prior year, primarily due to an increase in inventory write-downs related to excess and obsolete inventory of $1.1 million as a result of the introduction of new products, the amortization of acquired technology intangible assets and a $1.2 million expense for purchase commitments we made to our contract manufacturers for the product and component inventory that was estimated to be in excess of future demand for existing products due to the introduction of our new products.
Technical support and professional services gross margin for the year ended December 31, 2011 remained relatively flat over the prior year.

Operating expenses. The following table shows our operating expenses (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2012	2011	$	%	2011	2010	$	%
Research and development	$41,570	$33,145	$8,425	25%	$33,145	$18,789	$14,356	76%
Percentage of total revenue	19%	20%			20%	14%
Sales and marketing	86,759	64,589	22,170	34%	64,589	48,735	15,854	33%
Percentage of total revenue	39%	39%			39%	37%
General and administrative	28,194	19,709	8,485	43%	19,709	18,814	895	5%
Percentage of total revenue	13%	12%			12%	14%
Depreciation and amortization	5,187	3,917	1,270	32%	3,917	3,375	542	16%
Percentage of total revenue	2%	2%			2%	3%
Total operating expenses	$161,710	$121,360	$40,350	33%	$121,360	$89,713	$31,647	35%
Percentage of total revenue	72%	73%			73%	69%
Research and development expenses for the year ended December 31, 2012 increased over the prior year, primarily due to an increase of $4.5 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $2.1 million in stock-based compensation expense, an increase of $1.0 million in consulting fees and an increase of $0.7 million in allocated overhead costs as a result of increased overhead costs.
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
Sales and marketing expenses for the year ended December 31, 2012 increased over the prior year, primarily due to an increase of $13.2 million in salaries, commissions and incentive compensation, and benefits as a result of additional personnel, an increase of $4.0 million in stock-based compensation expense, an increase of $2.3 million in advertising, promotion, partner-marketing programs and trade show expenses, an increase of $1.0 million in travel and travel-related expenses and an increase of $0.7 million in allocated overhead costs as a result of increased overhead costs.
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

General and administrative expenses for the year ended December 31, 2012 increased over the prior year, primarily due to an increase of $4.7 million in stock-based compensation expense, of which $3.7 million resulted from the acceleration of vesting of restricted stock units under the Retirement Agreement entered into with our former CEO, an increase of $1.9 million in salaries, incentive compensation and benefits as a result of additional personnel and an increase of $1.0 million in professional fees related to legal and accounting services, primarily as a result of our international expansion.
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
Depreciation and amortization expense for the year ended December 31, 2012 increased from the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department, computers purchased for personnel hired and leasehold improvements to new office spaces.
Depreciation and amortization expense for the year ended December 31, 2011 increased over the prior year, primarily due to the depreciation of additional lab and testing equipment purchased for our engineering department and computers purchased for personnel hired.
Provision for (benefit from) income taxes. The following table shows our provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,		Variance		Year Ended December 31,		Variance
	2012	2011	$	%	2011	2010	$	%
Provision for (benefit from) income taxes	$4,357	536	$3,821	713%	$536	(5,821)	$6,357	(109)%
Percentage of total revenue	2%	—%			—%	(4)%
During the year ended December 31, 2012, we recorded $4.4 million of income tax expense, which resulted in an annual effective rate of 46.4%. The provision for income tax consists of a $3.0 million U.S. income tax expense and $1.4 million of foreign income tax expense. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to permanent differences, state income taxes and foreign income taxed at different rates.
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
Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue: In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. These non-GAAP measures exclude (i) stock-based compensation, which does not involve the expenditure of cash, (ii) amortization of acquisition-related intangible assets, which does not involve the expenditure of cash, and (iii) other acquisition-related expenses, which are unrelated to the ongoing operation of our business in the ordinary course. For 2012, non-GAAP results were adjusted to reflect the effect of an assumed tax rate of 35%. This adjustment is intended to normalize the tax rate and provide a tax rate that approximates our expected long-term GAAP tax rate.
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

These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. Our Non-GAAP financial measures are as follows:

	Year Ended December 31,
	2012	2011	2010
Reconciliation to adjusted income from operations:
GAAP income from operations	$9,364	$7,077	$14,031
Stock-based compensation expense	26,164	14,881	9,349
Amortization of acquisition-related intangible assets	1,368	1,008	—
Other acquisition-related expenses*	1,436	2,790	235
Adjusted income from operations	$38,332	$25,756	$23,615
Adjusted income from operations as a % of revenue	17.2%	15.5%	18.1%

Reconciliation to adjusted net income:
GAAP net income	$5,027	$6,190	$19,977
Stock-based compensation expense	26,164	14,881	9,349
Amortization of acquisition-related intangible assets	1,368	1,008	—
Other acquisition-related expenses**	1,436	3,246	235
Tax credit for research and experimentation	—	(2,001)	—
Release of the valuation allowance	—	—	(7,613)
Income tax adjustment ***	(9,066)	(6,514)	(6,516)
Adjusted net income	$24,929	$16,810	$15,432

Adjusted net income per share—basic	$0.84	$0.59	$0.56
Adjusted net income per share—diluted	$0.81	$0.57	$0.53

Weighted average number of shares—basic	29,787,100	28,607,013	27,670,356
Weighted average number of shares—diluted	30,929,210	29,529,525	28,896,246

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$42,685	$14,602	$36,425
Purchase of property and equipment	(8,935)	(6,511)	(5,403)
Free cash flow	$33,750	$8,091	$31,022

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees and other acquisition-related expenses.
**
Includes the accrual of retention obligations related to our hiring of former Immunet employees, the increase in the fair value of the acquisition-related contingent consideration and other acquisition-related expenses.

***	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

The following table shows supplemental data regarding our operations:

	Year Ended December 31,
	2012	2011	2010
Supplemental operating data:
Number of deals in excess of $500,000	76	68	36
Number of deals in excess of $100,000	406	333	240
Number of new customers	452	452	376
Percentage of channel-influenced deals	46%	51%	39%
Total channel partners	738	576	339
Number of full-time employees at end of period	599	451	351
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash and cash equivalents:
Provided by operating activities	$42,685	$14,602	$36,425
Used in investing activities	(22,298)	(16,949)	(43,353)
Provided by financing activities	16,384	7,344	8,267
Increase in cash and cash equivalents	36,771	4,997	1,339
Net cash at beginning of period	59,407	54,410	53,071
Net cash at end of period	96,178	59,407	54,410
Investments	107,777	98,407	99,309
Total cash, cash equivalents and investments	$203,955	$157,814	$153,719
Operating Activities. Cash provided by operating activities for the year ended December 31, 2012 is the result of our net income of $5.0 million adjusted for a net cash inflow of $29.6 million of net non-cash revenues and expenses, and a net cash inflow of $8.1 million for changes in our operating assets and liabilities. Cash provided by operating activities for the year ended December 31, 2011 is the result of our net income of $6.2 million adjusted for a net cash inflow of $14.6 million of net non-cash revenues and expenses, offset by changes in our operating assets and liabilities of $6.2 million, which include a payment of $11.0 million for a long-term contract for a third-party to provide maintenance and support services for certain product offerings. Cash provided by operating activities for the year ended December 31, 2010 is the result of our net income of $20.0 million adjusted for a net cash inflow of $1.9 million of net non-cash revenues and expenses, which includes $7.6 million related to the release of the valuation allowance on our deferred tax assets, and a net cash inflow of $14.5 million for changes in our operating assets and liabilities.
Investing Activities. Cash used in investing activities for the year ended December 31, 2012 was primarily the result of purchases of investments of $156.5 million, capital expenditures of $8.9 million, and the payment for a cost method investment of $2.1 million, partially offset by maturities of investments of $145.4 million. Cash used in investing activities for the year ended December 31, 2011 was primarily the result of purchases of investments of $159.1 million, acquisition-related payments of $9.2 million and capital expenditures of $6.5 million, partially offset by maturities of investments of $157.8 million. Cash used in investing activities for the year ended December 31, 2010 was primarily the result of purchases of investments of $129.5 million, payments related to our acquisition of Immunet of $7.6 million and capital expenditures of $5.4 million, partially offset by maturities of investments of $99.1 million.
Financing Activities. Cash provided by financing activities for the years ended December 31, 2012, 2011 and 2010 was primarily related to proceeds from the issuance of common stock under our employee stock-based plans, as well as the excess tax benefits relating to share-based payments.

Liquidity Requirements
We manufacture our products through contract manufacturers and other third parties. This approach provides us with the advantage of relatively low capital expenditure requirements and significant flexibility in scheduling production and managing inventory levels. The majority of our products are delivered to our customers directly from our contract manufacturers. Accordingly, our contract manufacturers are generally responsible for purchasing and stocking the components required to produce our products, and they invoice us when the finished goods are shipped. By leasing our office facilities, we also minimize the cash needed for expansion. Our capital spending is generally limited to leasehold improvements, computers, office furniture and lab and test equipment.
We expect our short-term liquidity requirements through December 31, 2013 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of December 31, 2012, we had cash, cash equivalents and investments of $204.0 million and working capital of $184.5 million.
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
Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$5,898	$2,382	$2,990	$408	$118
Purchase commitments	26,345	26,345	—	—	—
Investment funding	900	900	—	—	—
We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. As of December 31, 2012, we had total purchase commitments for inventory of approximately $26.3 million due within the next 12 months.
At December 31, 2012, we had a liability for unrecognized tax benefits of $1.7 million. Of this $1.7 million, we expect that $1.0 million will reverse in the next twelve months as a result of statute closure, tax settlement, or tax filing. Due to inherent uncertainty, we are unable to make a reasonable estimate of the period in which payments will be made for the remaining amount.
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
Revenue Recognition. We derive revenue from arrangements that include hardware products with embedded software, software licenses, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees for the license of our technology in a software-only format, subscriptions of our advanced malware products and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which primarily has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.
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
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license for the use of our software. Stand-alone software sales continue to be accounted for under industry-specific software revenue recognition guidance.
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
We have established VSOE of fair value for substantially all of our technical support based upon actual renewals of each type of technical support that is offered for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is primarily 12 months. The VSOE of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for professional services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.
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
An estimate of the revenue that would have been reported if we had applied the new revenue recognition guidance for the year ended December 31, 2010 is $132.5 million, compared to the $130.6 million of revenue recognized under the industry specific software revenue recognition rules.
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

For determining the expected term of the stock options granted prior to July 2012, we based our expected term on the simplified method. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. Beginning in July 2012, we began using our own data in estimating the expected life as we have developed appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. For ESPP grants, the expected life is the offering period.
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
We assess the realizability of our deferred tax assets, which primarily consist of temporary differences associated with stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
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
Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment

to simplify how entities test goodwill for impairment. Entities are allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test must be performed. We adopted this accounting gudiance in the fourth quarter of fiscal 2012, with no impact to our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this guidance in the first quarter of fiscal 2012.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Nearly all of our revenue is derived from transactions denominated in U.S. dollars, which is our functional currency in the jurisdictions in which we operate; however, due to our foreign operations we incur costs and carry assets and liabilities that are denominated in foreign currencies. As a result, we have exposure to adverse changes in exchange rates, particularly the British Pound, Euro, Singapore Dollar, Swiss Franc, Brazilian Real and Japanese Yen. All assets, liabilities and operations of our foreign subsidiaries are remeasured into the U.S. dollar and all gains or losses from foreign currency remeasurement are recorded within other expense, net in the Consolidated Statements of Operations. Remeasurement adjustments resulted in a net expense of $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Additionally, because a substantial portion of our operating expenses are denominated in foreign currencies, to the extent the U.S. dollar weakens against foreign currencies, the remeasurement of our foreign operating expenses into the U.S. dollar would result in increased expenses for our non-U.S. operations. For 2012, a 10% adverse change in exchange rates versus the U.S. dollar would have resulted in an increase of approximately $3.1 million in our consolidated operating expenses.
As we grow our international operations, our exposure to foreign currency risk could become more significant. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
Interest Rate Sensitivity
We had cash, cash equivalents and investments totaling approximately $204.0 million at December 31, 2012. The cash equivalents are held for working capital purposes while investments, made in accordance with our conservative investment policy, take advantage of higher interest income yields. In accordance with our investment policy, we do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
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
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Sourcefire, Inc.:
We have audited Sourcefire, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sourcefire, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sourcefire, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sourcefire, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Sourcefire, Inc., and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland February 28, 2013

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth under the headings “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

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
(2) Financial Statement Schedules
The schedule required by this item is included in Note 16 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3) Exhibits.
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this annual report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1-10.21 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this annual report, and such listing is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

SOURCEFIRE, INC.

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

Signature	Title	Date

/s/ Martin F. Roesch	Interim Chief Executive Officer, Chief Technology Officer and Director	February 28, 2013
Martin F. Roesch	(principal executive officer)

/s/ Todd P. Headley	Chief Financial Officer and Treasurer	February 28, 2013
Todd P. Headley	(principal financial and accounting officer)

/s/ John C. Becker	Director	February 28, 2013
John C. Becker

/s/ Michael Cristinziano	Director	February 28, 2013
Michael Cristinziano

/s/ Tim A. Guleri	Director	February 28, 2013
Tim A. Guleri

/s/ Charles E. Peters, Jr.	Director	February 28, 2013
Charles E. Peters, Jr.

/s/ Steven R. Polk	Director	February 28, 2013
Steven R. Polk

/s/ Arnold L. Punaro	Director	February 28, 2013
Arnold L. Punaro

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Sourcefire, Inc.:
We have audited the accompanying consolidated balance sheets of Sourcefire, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sourcefire, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sourcefire, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2013

SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$96,178	$59,407
Short-term investments	87,962	68,858
Accounts receivable, net of allowances of $1,710 as of December 31, 2012 and $1,062 as of December 31, 2011	77,426	54,914
Inventory	6,880	4,285
Deferred tax assets	1,374	1,719
Prepaid expenses and other current assets	9,043	7,718
Total current assets	278,863	196,901
Property and equipment, net	15,438	12,233
Goodwill	15,000	15,000
Intangible assets, net	4,456	5,822
Investments	19,815	29,549
Deferred tax assets	11,649	9,620
Other assets	19,453	14,802
Total assets	$364,674	$283,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,545	$5,407
Accrued compensation and related expenses	10,369	10,618
Other accrued expenses	8,869	7,212
Current portion of deferred revenue	65,763	50,606
Other current liabilities	799	572
Total current liabilities	94,345	74,415
Deferred revenue, less current portion	24,478	10,964
Other long-term liabilities	725	691
Total liabilities	119,548	86,070
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 30,346,395 and 29,041,530 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	30	28
Additional paid-in capital	255,610	213,402
Accumulated deficit	(10,522)	(15,549)
Accumulated other comprehensive income (loss)	8	(24)
Total stockholders’ equity	245,126	197,857
Total liabilities and stockholders’ equity	$364,674	$283,927
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Products	$135,490	$98,166	$78,436
Technical support and professional services	87,600	67,480	52,136
Total revenue	223,090	165,646	130,572
Cost of revenue:
Products	40,695	28,368	20,000
Technical support and professional services	11,321	8,841	6,828
Total cost of revenue	52,016	37,209	26,828
Gross profit	171,074	128,437	103,744
Operating expenses:
Research and development	41,570	33,145	18,789
Sales and marketing	86,759	64,589	48,735
General and administrative	28,194	19,709	18,814
Depreciation and amortization	5,187	3,917	3,375
Total operating expenses	161,710	121,360	89,713
Income from operations	9,364	7,077	14,031
Other income (expense), net:
Interest and investment income	458	362	415
Interest expense	(5)	(463)	(17)
Other expense, net	(433)	(250)	(273)
Total other income (expense), net	20	(351)	125
Income before income taxes	9,384	6,726	14,156
Provision for (benefit from) income taxes	4,357	536	(5,821)
Net income	$5,027	$6,190	$19,977
Net income per share:
Basic	$0.17	$0.22	$0.72
Diluted	$0.16	$0.21	$0.69
Weighted average shares outstanding used in computing per share amounts:
Basic	29,787,100	28,607,013	27,670,356
Diluted	30,929,210	29,529,525	28,896,246
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net income	$5,027	$6,190	$19,977
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments, net of tax	32	(31)	(15)
Total other comprehensive income (loss), net of tax	32	(31)	(15)
Total comprehensive income	$5,059	$6,159	$19,962

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of January 1, 2009	27,117,051	$26	$170,157	$(41,716)	$22	$128,489
Exercise of common stock options	768,619	1	4,139	—	—	4,140
Issuance of common stock under employee stock purchase plan	75,103	—	1,237	—	—	1,237
Issuance of restricted common stock	182,781	—	—	—	—	—
Cancellation of restricted common stock	(7,496)	—	—	—	—	—
Stock-based compensation expense	—	—	9,349	—	—	9,349
Excess tax benefits relating to share-based payments	—	—	2,907	—	—	2,907
Net income for 2010	—	—	—	19,977	—	19,977
Total other comprehensive loss, net of tax	—	—	—	—	(15)	(15)
Balance as of December 31, 2010	28,136,058	27	187,789	(21,739)	7	166,084
Exercise of common stock options	533,835	1	5,479	—	—	5,480
Issuance of common stock under employee stock purchase plan	84,561	—	1,707	—	—	1,707
Issuance of restricted common stock	291,688	—	—	—	—	—
Cancellation of restricted common stock	(4,612)	—	—	—	—	—
Stock-based compensation expense	—	—	14,881	—	—	14,881
Excess tax benefits relating to share-based payments	—	—	3,546	—	—	3,546
Net income for 2011	—	—	—	6,190	—	6,190
Total other comprehensive loss, net of tax	—	—	—	—	(31)	(31)
Balance as of December 31, 2011	29,041,530	28	213,402	(15,549)	(24)	197,857
Exercise of common stock options	801,333	2	12,217	—	—	12,219
Issuance of common stock under employee stock purchase plan	75,684	—	2,478	—	—	2,478
Issuance of restricted common stock	428,973	—	—	—	—	—
Cancellation of restricted common stock	(1,125)	—	—	—	—	—
Stock-based compensation expense	—	—	26,164	—	—	26,164
Minimum tax withholdings paid by the Company on behalf of employee related to net settlement of employee share-based awards	—	—	(1,815)	—	—	(1,815)
Excess tax benefits relating to share-based payments	—	—	3,164	—	—	3,164
Net income for 2012	—	—	—	5,027	—	5,027
Total other comprehensive income, net of tax	—	—	—	—	32	32
Balance as of December 31, 2012	30,346,395	$30	$255,610	$(10,522)	$8	$245,126
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$5,027	$6,190	$19,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,231	5,280	3,577
Non-cash stock-based compensation	26,164	14,881	9,349
Excess tax benefits related to share-based payments	(3,525)	(3,546)	(2,907)
Amortization of premium on investments	1,779	2,097	1,151
Loss on disposal of assets	7	9	37
Deferred taxes	(2,068)	(4,150)	(9,291)
Changes in operating assets and liabilities:
Accounts receivable, net	(22,512)	(17,664)	(4,330)
Inventory	(2,736)	181	(767)
Prepaid expenses and other assets	(3,876)	(16,567)	337
Accounts payable	3,138	1,514	898
Accrued expenses	4,927	11,027	5,754
Deferred revenue	28,671	15,148	12,245
Other liabilities	458	202	395
Net cash provided by operating activities	42,685	14,602	36,425
Investing activities
Purchase of property and equipment	(8,935)	(6,511)	(5,403)
Acquisition, net of cash acquired	(174)	(9,193)	(7,633)
Purchase of cost method investment	(2,100)	—	—
Purchase of investments	(156,521)	(159,069)	(129,462)
Proceeds from maturities of investments	145,432	157,824	99,145
Net cash used in investing activities	(22,298)	(16,949)	(43,353)
Financing activities
Repayments of capital lease obligations	(23)	(18)	(17)
Payment of contingent consideration accrued at acquisition date	—	(3,371)	—
Proceeds from employee stock-based plans	14,697	7,187	5,377
Excess tax benefits related to share-based payments	3,525	3,546	2,907
Tax withholdings related to net share settlements of restricted stock units	(1,815)	—	—
Net cash provided by financing activities	16,384	7,344	8,267
Net increase in cash and cash equivalents	36,771	4,997	1,339
Cash and cash equivalents at beginning of period	59,407	54,410	53,071
Cash and cash equivalents at end of period	$96,178	$59,407	$54,410
Supplemental cash flow information
Cash paid for interest	$5	$9	$15
Cash paid for income taxes	950	324	82
Assets acquired through capital leases	—	—	54
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Basis of Presentation
Organization and Description of Business
Founded in January 2001, Sourcefire delivers intelligent cybersecurity technologies. Our comprehensive portfolio of solutions enables commercial enterprises and government agencies worldwide to manage and minimize cybersecurity risks. From our industry-leading next-generation network security platform to our advanced malware protection, Sourcefire provides customers with Agile Security® that addresses the need for more informed, adaptive, and automated security solutions to protect today’s dynamic information technology environments from constantly changing threats.
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
On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, sales return allowance, warranty reserve, adjustments for excess and obsolete inventory and inventory purchase commitments, useful lives of tangible and intangible long-lived assets, goodwill and intangible asset impairment, income taxes, and our assumptions used for the purpose of determining stock-based compensation, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented.
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
Allowance for Doubtful Accounts and Sales Return Allowance
We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $0.2 million and $0.3 million, respectively.
We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical returns experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of December 31, 2012 and 2011, the sales return allowance was $1.5 million and $0.8 million, respectively.
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

Inventory consisted of the following (in thousands):

	As of December 31,
	2012	2011
Finished goods	$1,612	$2,062
Evaluation units	2,886	790
Advance replacement units	2,382	1,433
Total	$6,880	$4,285
Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units and a result of the introduction of new products, are reflected as cost of revenues and amounted to approximately $1.0 million, $2.4 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Property and Equipment
Property and equipment is reported at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Computer equipment and software	3 years
Lab equipment	3 to 5 years
Furniture, fixtures and office equipment	3 to 7 years
Enterprise resource planning system	5 years
Leasehold improvements	Shorter of lease term or useful life
Property and equipment consists of the following (in thousands):

	As of December 31,
	2012	2011
Computer equipment	$13,137	$10,021
Lab equipment	8,571	5,959
Software	6,519	6,073
Furniture, fixtures and office equipment	3,636	3,020
Leasehold improvements	5,974	4,275
	37,837	29,348
Less accumulated depreciation and amortization	(22,399)	(17,115)
Total	$15,438	$12,233
Depreciation and lease amortization expense for the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $4.3 million and $3.6 million, respectively.
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
Revenue Recognition
We derive revenue from arrangements that include hardware products with embedded software, software licenses, technical support, and professional services. Revenue from products in the accompanying consolidated statements of operations consists primarily of sales of hardware appliances containing software, but also includes fees for the license of our technology in a software-only format, subscriptions of our advanced malware products and subscriptions to receive rules released by the Vulnerability Research Team, or VRT, that are used to update the appliances for current exploits and vulnerabilities. Technical support, which primarily has a contractual term of 12 months, includes telephone and web-based support, software updates, and rights to software upgrades on a when-and-if-available basis. Professional services include training and consulting.

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
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license for the use of our software. Stand-alone software sales continue to be accounted for under industry-specific software revenue recognition guidance.
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
We have established VSOE of fair value for substantially all of our technical support based upon actual renewals of each type of technical support that is offered for each customer class. Technical support and technical support renewals are currently priced based on a percentage of the list price of the respective product or software and historically have not varied from a narrow range of values in the substantial majority of our arrangements. Revenue related to technical support is deferred and recognized ratably over the contractual period of the technical support arrangement, which is primarily 12 months The VSOE of fair value of our other services is based on the price for these same services when they are sold separately. Revenue for professional services that are sold either on a stand-alone basis or included in multiple element arrangements is deferred and recognized as the services are performed.
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
An estimate of the revenue that would have been reported if we had applied the new revenue recognition guidance for the year ended December 31, 2010 is $132.5 million, compared to the $130.6 million of revenue recognized under the industry specific software revenue recognition rules.
We record taxes collected on revenue-producing activities on a net basis.
For the year ended December 31, 2012, one customer, a distributor of our products to the U.S. government, EC America,

a subsidiary of immixGroup, accounted for 19% of total revenue. For the year ended December 31, 2011, two customers, a distributor of our products to the U.S. government, EC America, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 18% and 11%, respectively, of total revenue. For the year ended December 31, 2010, two customers, a distributor of our products to the U.S. government, immixTechnology, a subsidiary of immixGroup, and a distributor of our products, Fishnet Security, accounted for 16% and 15%, respectively, of total revenue.
As of December 31, 2012, two customers, which are distributors of our products, Computerlinks and Avnet Technology, accounted for 17% and 15% , respectively, of our accounts receivable.
As of December 31, 2011, a distributor of our products, Fishnet Security, accounted for 15% of our accounts receivable.
Warranty
Under our standard warranty arrangement, we warrant that our software will perform in accordance with its documentation for a period of 90 days from the date of shipment. Similarly, we warrant that the hardware will perform in accordance with its documentation for a period of one year from date of shipment. We further agree to repair or replace software or products that do not conform to those warranties. The one year year warranty on hardware coincides with the hardware warranty that we obtain from the manufacturer. We estimate the additional costs, if any, that may be incurred under our warranties outside of the warranties supplied by the manufacturer and record a liability at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the estimated cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the amounts as necessary. While actual warranty costs have historically been within our cost estimations, it is possible that warranty rates could increase in the future due to new hardware introductions, general hardware component cost and availability, among other factors.
Commissions
We record commission expense for orders that include products in the same period in which the product revenue is recognized. We record commission expense for arrangements that consist solely of service or subscriptions in the period in which the non-cancelable order is received.
Shipping and Handling Costs
All amounts billed to customers related to shipping and handling are included in product revenues and all costs of shipping and handling are included in cost of product revenue.
Research and Development Costs
Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established. After technological feasibility has been established, any additional development costs are capitalized until the product is available for general release to customers. We define the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues. To date, the period between achieving technological feasibility and the general availability of our software products has been very short. During the years ended December 31, 2012, 2011 and 2010, we did not capitalize any software development costs.
Research and development expense totaled $41.6 million, $33.1 million and $18.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development expense for the years ended December 31, 2012 and 2011 includes $1.4 million and $2.7 million, respectively, for the accrual of retention obligations related to our hiring of former Immunet employees.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense totaled $1.7 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at each balance sheet date, except for certain non-monetary items, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect for each applicable month in the period. Any differences resulting from the remeasurement of assets, liabilities and operations of our subsidiaries are recorded within other expense, net in the consolidated statements of operations. Remeasurement adjustments resulted in net expense of $0.5 million, $0.3 million, and $0.3 million for the three years ended December 31, 2012, 2011 and 2010, respectively.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.
We assess the realizability of our deferred tax assets, which primarily consist of temporary differences associated with stock-based compensation expense and deferred revenue. In assessing the realizability of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment to simplify how entities test goodwill for impairment. Entities are allowed to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test must be performed. We adopted this accounting guidance in the fourth quarter of fiscal 2012, with no impact to our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this guidance in the first quarter of fiscal 2012.

3.    Investments

The following is a summary of available-for-sale investments as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$8,372	$—	$—	$8,372
Corporate debt investments	63,092	28	(22)	63,098
Asset-backed securities	202	—	—	202
Commercial paper	39,218	14	—	39,232
Government-sponsored enterprises	3,500	1	—	3,501
Government securities	1,930	—	—	1,930
CD	3,450	1	—	3,451
Total investments	119,764	44	(22)	119,786
Amounts classified as cash equivalents*	(12,009)	—	—	(12,009)
Total available-for-sale investments	$107,755	$44	$(22)	$107,777

Due in one year or less	$87,941	$30	$(9)	$87,962
Due after one year through five years	19,814	14	(13)	19,815
	$107,755	$44	$(22)	$107,777

*	Does not include cash held in our bank accounts
The following is a summary of available-for-sale investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$18,827	$—	$—	$18,827
Corporate debt investments	38,695	11	(61)	38,645
Asset-backed securities	500	—	—	500
Commercial paper	11,185	3	—	11,188
Government-sponsored enterprises	48,506	13	(5)	48,514
CD	1,700	—	—	1,700
Total investments	119,413	27	(66)	119,374
Amounts classified as cash equivalents*	(20,967)	—	—	(20,967)
Total available-for-sale investments	$98,446	$27	$(66)	$98,407

Due in one year or less	$68,901	$15	$(58)	$68,858
Due after one year through five years	29,545	12	(8)	29,549
	$98,446	$27	$(66)	$98,407

*	Does not include cash held in our bank accounts

The following tables show the gross unrealized losses and fair value of our investments as of December 31, 2012 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$33,496	$22	$—	$—	$33,496	$22
As of December 31, 2012, the unrealized holding gain, net of tax, on available-for-sale securities included in accumulated other comprehensive income (loss) totaled less than $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of December 31, 2012. There are 25 corporate debt investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
In May 2012, we committed to invest $3.0 million in a company that supplies components and performs design work for our hardware platform. We funded $2.1 million of this investment in May 2012 and expect to fund the remaining amount in the first quarter of 2013. We account for this investment using the cost method, as our investment represents less than a 20% equity interest and we do not have significant influence or control over the company. We evaluated the investment for impairment and believe the current carrying amount approximates fair value and that there have been no indicators that the value of the investment has declined below cost. This cost method investment is included in other assets on the consolidated balance sheets.
4.    Goodwill and Intangible Assets
Goodwill
Goodwill consists of the following (in thousands):

	As of December 31,
	2012	2011
Beginning balance	$15,000	$15,135
Purchase accounting adjustments	—	(135)
Ending balance	$15,000	$15,000
Intangible Assets
The components of intangible assets were as follows (in thousands):

		As of December 31,
	Useful Life	2012	2011
Acquired technology	5 years	$6,830	$6,830
Accumulated amortization		(2,374)	(1,008)
Net acquired technology		$4,456	$5,822

Amortization expense for the years ended December 31, 2012 and 2011was $1.4 million and $1.0 million, respectively, and is recorded as a component of product cost of revenue. There was no amortization expense for the year ended December 31, 2010. Estimated future amortization expense of acquired intangible assets with finite lives for the years ended December 31, 2013, 2014 and 2015 is expected to be approximately $1.4 million for each year and $0.4 million for the year ending December 31, 2016.

5.    Accrued Compensation and Related Expenses
Accrued compensation and related expenses consists of the following (in thousands):

	As of December 31,
	2012	2011
Accrued incentive compensation	$7,167	$8,611
Accrued leave	1,632	1,052
Other related expenses	1,570	955
Total	$10,369	$10,618
6.    Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Deferred rent	$425	$244
Due to Immunet Corporation shareholders	—	174
Sales tax payable	264	83
Other current liabilities	110	71
Total	$799	$572
7.    Income Taxes
The U.S. and foreign components of our income before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
U.S.	$7,958	$5,160	$14,106
Foreign	1,426	1,566	50
Income before income taxes	$9,384	$6,726	$14,156
The provision for (benefit from) income taxes consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$4,313	$2,763	$2,286
State	605	991	594
Foreign	1,507	932	589
Deferred:
Federal	(1,809)	(3,590)	2,114
State	(190)	(401)	345
Foreign	(69)	(159)	(84)
Provision for income taxes before valuation allowance	4,357	536	5,844
Change in valuation allowance	—	—	(11,665)
Provision for (benefit from) income taxes	$4,357	$536	$(5,821)

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$202	$822
Accrued expenses	1,974	790
Deferred rent	314	310
Deferred revenue	4,209	4,236
Allowance for doubtful accounts	65	117
Sales return allowance	415	294
Stock-based compensation	7,155	5,670
Inventory reserves	1,397	1,568
In-process research and development	731	810
Depreciation and amortization	259	86
Other	370	386
Total deferred tax assets	17,091	15,089
Deferred tax liabilities:
Prepaid expenses	(2,481)	(1,706)
Intangible assets	(1,579)	(2,044)
Other	(8)	—
Total deferred tax liabilities	(4,068)	(3,750)
Net deferred tax assets	$13,023	$11,339
A reconciliation of the reported provision for income taxes to the amount that would result by applying the U.S. federal statutory rate to the net income (loss) for the years ended December 31 is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Tax benefit at U.S. statutory rate of 35% (34% for 2010)	$3,284	$2,354	$4,827
State income taxes, net of federal benefit	203	243	737
Effect of income taxed at rates different than statutory	(298)	(172)	—
Foreign taxes, net of federal benefit	313	163	357
Stock-based compensation	649	446	(67)
Meals and entertainment	211	328	132
Research and development credit (including net discrete item of $2.0 million)	—	(2,849)	—
Other	(5)	23	(142)
Effect of change in valuation allowance for deferred tax assets	—	—	(11,665)
Total	$4,357	$536	$(5,821)
During the year ended December 31, 2012, we recorded $4.4 million of income tax expense, which resulted in an annual effective rate of 46.4%. The provision for income tax consists of a $3.0 million U.S. tax expense and $1.4 million of foreign income tax expense. Our annual effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to permanent differences, state income taxes and foreign income taxed at different rates.
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
Cumulative undistributed earnings of our foreign operations aggregated approximately $2.1 million as of December 31, 2012. Deferred income taxes were not provided on these undistributed earnings because such undistributed earnings are expected to be indefinitely reinvested outside of the United States.
At December 31, 2012, we had federal net operating loss carry-forwards for tax purposes of approximately $42.5 million that will begin to expire in 2022. Of the $42.5 million, $0.3 million is related to our acquisition of Immunet and is subject to Internal Revenue Code Section 382 as a result of certain ownership changes, including the issuance of equity securities. At December 31, 2012, we had state net operating loss carry-forwards that will begin to expire in 2022. The utilization of state net operating loss carry-forwards will be limited in a manner similar to the federal net operating loss carry-forwards and are subject to state apportionment when utilized. At December 31, 2012, we also had $3.9 million of federal tax credit carry-forwards that will begin to expire in 2023. We expect that we will be able to fully utilize the federal and state net operating losses and federal tax credits prior to their expiration. As a result, we have not recorded a valuation allowance against any deferred tax assets attributable to the net operating losses or tax credits.
At December 31, 2012, we had $53.3 million in cumulative tax deductions on stock option exercises and restricted stock vesting, the benefit of which will be recorded for book purposes to paid-in-capital when realized. Since we were able to reduce our actual cash taxes for U.S. state and foreign jurisdictions as a result of the cumulative deductions, the realization of $3.5 million of tax savings was recognized as a benefit to additional paid-in capital for the year ended December 31, 2012.
Unrecognized Tax Benefits
As of December 31, 2012, we had $1.7 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate. As of December 31, 2011, we had $0.3 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate. The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	As of December 31,
	2012	2011
Beginning balance	$335	$—
Additions based on positions related to the current year	395	85
Additions based on positions related to prior years	963	250
Ending balance	$1,693	$335
It is our policy to recognize interest and penalties related to uncertain tax positions as income tax expense when applicable. Due to our tax net operating loss carryforwards, there were no interest or penalties recorded for the years ended December 31, 2012, 2011 and 2010.
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
Of the total $1.7 million of unrecognized tax benefits as of December 31, 2012, we expect that $1.0 million will reverse in the next twelve months as a result of statute closure, tax settlement, or tax filing.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes the tax years in our major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2012. Due to tax NOL carryforwards, in some cases, the following tax years continue to remain subject to examination with respect to such NOLs:

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. federal	2002 – Present
Maryland	2002 – Present
United Kingdom	2009 – Present

8.    Stock-Based Compensation
In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, restricted stock unit awards and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2011, we had reserved an aggregate of 7,374,974 shares of common stock for issuance under the 2007 Plan. On January 1, 2012, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2011, or 1,161,661 shares. Therefore, as of December 31, 2012, we have reserved an aggregate of 8,536,635 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
The 2007 Plan and the 2002 Plan are administered by the Compensation Committee of our Board of Directors. The vesting period for awards under the plans is generally between three and five years. Options granted prior to March 2010 have a maximum term of 10 years, and options granted beginning March 2010 have a maximum term of seven years. The exercise price of stock option awards is equal to at least the fair value of the common stock on the date of grant. The fair value of our common stock is determined by reference to the closing trading price of the common stock on the NASDAQ Global Select Market on the date of grant.
Valuation of Stock-Based Compensation
We use the Black-Scholes option pricing model for estimating the fair value of stock options granted and for employee stock purchases under our Employee Stock Purchase Plan, or ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.

The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2007 Plan and the 2002 Plan and ESPP grants.

	Year Ended December 31,
	2012	2011	2010
Stock Options:
Average risk-free interest rate	0.8%	1.7%	2.2%
Expected dividend yield	—%	—%	—%
Expected life (years)	4.75	4.75	5.28
Expected volatility	61.6%	61.9%	61.5%
Weighted-average fair value at grant date	$15.41	$13.98	$12.94
Employee stock purchase plan:
Average risk-free interest rate	0.1%	0.1%	0.2%
Expected dividend yield	—%	—%	—%
Expected life (years)	0.5	0.5	0.5
Expected volatility	55.6%	48.9%	56.3%
Weighted-average fair value at grant date	$13.46	$7.74	$6.13
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
For determining the expected term of the stock options granted prior to July 2012, we based our expected term on the simplified method. This estimate is derived from the average midpoint between the weighted-average vesting period and the contractual term. Beginning in July 2012, we began using our own data in estimating the expected life as we have developed appropriate historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. For ESPP grants, the expected life is the offering period.
Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.
For stock options granted prior to February 2012, since our historical stock data from our IPO in March 2007 was less than the expected life of the stock options, we used a blended volatility to estimate expected volatility. The blended volatility includes a weighting of our historical volatility from the date of our IPO to the respective grant date and an average of our peer group historical volatility consistent with the expected life of the option. Our peer group historical volatility includes the historical volatility of companies that are similar in revenue size, are in the same industry or are competitors. Beginning in February 2012, the expected volatility of stock options granted is based on the daily historical volatility of our stock price over the expected life of the options.
For ESPP grants, we use our historical volatility since we have historical data available since our IPO, which is consistent with the expected life.
If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.

The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Product cost of revenue	$480	$273	$186
Services cost of revenue	863	514	366
Stock-based compensation expense included in cost of revenue	1,343	787	552
Research and development	5,507	3,408	1,418
Sales and marketing	9,966	5,990	3,589
General and administrative	9,348	4,696	3,790
Stock-based compensation expense included in operating expenses	24,821	14,094	8,797
Total stock-based compensation expense	$26,164	$14,881	$9,349
Stock Options
The following table summarizes stock option activity under the 2007 Plan and the 2002 Plan for the year ended December 31, 2012 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,602,802	$ 0.24 to 33.47	$18.02		$37,423
Granted	23,750	30.36	30.36
Exercised	(801,333)	0.24 to 30.61	15.25
Forfeited	(146,327)	18.25 to 33.47	25.73
Outstanding at December 31, 2012	1,678,892	$ 0.24 to 33.47	$18.84	4.23	$47,647
Vested and exercisable at December 31, 2012	962,236	$ 0.24 to 33.47	$13.45	3.34	$32,498
Vested and expected to vest at December 31, 2012	1,590,647		$18.39	4.16	$45,853
The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.24 to 6.77	478,705	$5.61	1.83	476,195	$5.60
$ 7.10 to 25.05	422,055	18.15	5.03	266,759	16.27
$ 25.52 to 26.82	448,001	26.06	4.23	147,085	26.08
$ 26.85 to 33.47	330,131	29.11	5.62	72,197	29.02
	1,678,892	$18.84	4.23	962,236	$13.45
The aggregate intrinsic value of all options exercised during the years ended December 31, 2012, 2011 and 2010 was $26.9 million, $9.4 million and $14.8 million, respectively.
Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $5.9 million, $5.9 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of December 31, 2012 was $8.3 million. This amount is expected to be recognized over a weighted average period of 2.09 years.

Restricted Stock Awards
The following table summarizes the unvested restricted stock award activity during the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	102,163	$11.92
Granted	15,144	53.83
Vested	(97,618)	11.86
Forfeited	(1,125)	7.23
Unvested at December 31, 2012	18,564	$46.74
Restricted stock awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon performance measures, change in control and in certain other circumstances. Holders of restricted stock awards have the right to vote such shares and receive dividends. The restricted stock awards are considered issued and outstanding at the date the award is granted. On a quarterly basis, we evaluate the probability of achieving performance measures and adjust compensation expense accordingly. The compensation expense is recognized ratably over the estimated vesting period. The vesting restrictions for outstanding restricted stock awards generally lapse over a period of 12 to 36 months.
The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock awards for the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $1.4 million and $1.8 million, respectively.
As of December 31, 2012, there was $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.72 years.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit activity during the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	1,105,717	$21.50
Granted	937,488	48.97
Vested	(451,223)	22.35
Forfeited	(39,127)	31.82
Unvested at December 31, 2012	1,552,855	$37.57
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
The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the years ended December 31, 2012, 2011 and 2010 was $18.3 million, $7.1 million and $3.2 million, respectively.
As of December 31, 2012, there was $34.1 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 2.61 years.
On October 1, 2012, John C. Burris retired as our Chief Executive Officer. In connection with his retirement, we entered into a Retirement Agreement with Mr. Burris, dated October 1, 2012, or the Retirement Agreement. Under the terms of the Retirement Agreement, we accelerated the vesting of the 83,650 unvested restricted stock units held by Mr. Burris as of October 1, 2012. We incurred approximately $3.7 million of additional stock-based compensation expense in the fourth quarter of 2012, in connection with the acceleration of vesting of the restricted stock units.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which is a six-month period. An aggregate of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2012, 2011 and 2010, an aggregate of 75,684, 84,561 and 75,103 shares, respectively, were purchased under the ESPP for a total of $2.5 million, $1.7 million and $1.2 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized $1.0 million, $0.6 million and $0.4 million, respectively, of compensation expense related to the ESPP.

9.    Shares Reserved for Future Issuance
As of December 31, 2012, we had reserved shares of common stock for issuance as follows:

Options to purchase common stock	1,678,892
Employee stock purchase plan	601,496
Equity-based awards available for grant under the 2007 Plan	2,275,303
4,555,691
10.    Net Income Per Share
The calculation of basic and diluted net income per share for the years ended December 31, 2012, 2011 and 2010 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$5,027	$6,190	$19,977
Denominator:
Weighted-average shares outstanding—basic	29,787,100	28,607,013	27,670,356
Dilutive effect of employee stock plans	1,142,110	922,512	1,225,890
Weighted-average shares outstanding—diluted	30,929,210	29,529,525	28,896,246
Net income per share:
Basic	$0.17	$0.22	$0.72
Diluted	$0.16	$0.21	$0.69
The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Options to purchase common stock	49,035	1,129,417	558,285
Restricted stock units	124,625	34,337	45,954
Total	173,660	1,163,754	604,239

11.    Leases
We lease office space and office equipment under capital and non-cancelable operating lease agreements. Several lease agreements contain rent escalation clauses or rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. Future minimum payments under capital and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2012 (in thousands):

2013	$2,382
2014	2,017
2015	973
2016	290
2017	118
Thereafter	118
$5,898
Rent expense totaled $2.4 million, $1.8 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12.    Fair Value Measurement
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
The fair value measurement of an asset or liability is based on the lowest level of any input that is significant to the fair value assessment. Our investments that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy.
We did not have any transfers of assets between Levels 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2012 and December 31, 2011.
The following table presents our financial assets that were accounted for at fair value as of December 31, 2012 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$8,372	$8,372	$—	$—
Corporate debt investments	63,098	—	63,098	—
Asset-backed securities	202	—	202	—
Commercial paper	39,232	—	39,232	—
Government-sponsored enterprise securities	3,501	—	3,501	—
Government securities	1,930	—	1,930	—
CD	3,451	—	3,451	—
Total	$119,786	$8,372	$111,414	$—
The following table presents our financial assets that were accounted for at fair value as of December 31, 2011 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,827	$18,827	—	—
Corporate debt investments	38,645	—	38,645	—
Asset-backed securities	500	—	500	—
Commercial paper	11,188	—	11,188	—
Government-sponsored enterprise securities	48,514	—	48,514	—
CD	1,700	—	1,700	—
Total	$119,374	$18,827	$100,547	—
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and our minority interest investment. These items are recognized at fair value when they are considered to be impaired. For the year ended December 31, 2012, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
13.    Business and Geographic Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$148,685	$123,581	$97,815
United Kingdom	30,263	12,981	9,876
All foreign countries	44,142	29,084	22,881
Consolidated total	$223,090	$165,646	$130,572
Long-lived assets by geographic area as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31,
	2012	2011
United States	$13,195	$11,504
All foreign countries	2,243	729
Consolidated total	$15,438	$12,233
14.    Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow an employee to voluntarily contribute a portion of their annual compensation which may not exceed the Federal limit. At our discretion, we may match a portion of the employees eligible contributions. Our matching contributions were $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
15.    Commitments and Contingencies
Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. As of December 31, 2012, we had total purchase commitments for inventory of approximately $26.3 million due within the next 12 months. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.
Asset Retirement Obligation – We maintain office space in certain locations for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. The present value of the costs associated with this retirement obligation is approximately $0.2 million, payable upon termination of the leases. This liability is being accreted over the lease term.
Investment Funding – In May 2012, we committed to invest $3.0 million in a company that supplies components and performs design work for our hardware platform. We funded $2.1 million of this investment in May 2012 and expect to fund the remaining amount in the first quarter of 2013.
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
16.    Allowance for Doubtful Accounts and Sales Return Allowances
The following table summarizes our allowance for doubtful accounts and sales return allowance for the periods indicated (in thousands):

	Balance at Beginning of Year	Charged to Revenue and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Year ended December 31, 2010	$1,157	$741	$(807)	$1,091
Year ended December 31, 2011	1,091	670	(699)	1,062
Year ended December 31, 2012	1,062	3,496	(2,848)	1,710
17.    Summarized Quarterly Consolidated Financial Information (Unaudited)
The following table sets forth certain unaudited quarterly financial data for 2012 and 2011. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011 (1)
	(unaudited) (in thousands, except share data)
Total revenue	$67,358	$58,832	$50,598	$46,302	$53,204	$45,206	$36,454	$30,782
Gross profit	51,176	45,439	39,079	35,380	40,913	35,079	28,260	24,185
Income (loss) from operations	3,311	4,323	1,610	120	6,738	3,459	(627)	(2,493)
Net income (loss)	2,632	1,215	1,113	67	4,134	1,995	(399)	460
Net income (loss) per share—basic	$0.09	$0.04	$0.04	$—	$0.14	$0.07	$(0.01)	$0.02
Net income (loss) per share—diluted	$0.08	$0.04	$0.04	$—	$0.14	$0.07	$(0.01)	$0.02

(1)	Net income for the three months ended March 31, 2011 includes a $2.0 million discrete tax benefit from research and experimentation tax credits.

18.    Subsequent Event
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we expect to recognize a net benefit in the range of $1.2 million to $1.4 million for qualifying amounts incurred during calendar 2012.  The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-K
2.1	Agreement and Plan of Merger by and among Sourcefire, Inc., Cloud Acquisition Corporation, Immunet Corporation and certain Shareholders of Immunet Corporation. Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.	10-K	1-33350	2.1	3/11/2011
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Sixth Amended and Restated Bylaws	10-Q	1-33350	3.2	8/2/2012
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	Rights Agreement by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
10.1	2002 Stock Incentive Plan	S-1	333-138199	4.2	10/25/2006
10.2	2007 Stock Incentive Plan	S-1/A	333-138199	4.3	3/1/2007
10.3	Form of Nonstatutory Stock Option Grant Agreement under the 2002 Stock Incentive Plan	S-1	333-138199	4.4	10/25/2006
10.4	Form of Notice and Stock Option Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.5	3/1/2007
10.5	Form of Notice and Restricted Stock Purchase Award Agreement under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.6	3/1/2007
10.6	Form of Notice and Restricted Stock Purchase Award Agreement for Non-Employee Directors under the 2007 Stock Incentive Plan	S-1/A	333-138199	4.7	3/1/2007
10.7	Form of Notice and Restricted Stock Unit Agreement under the 2007 Stock Incentive Plan	10-K	1-33350	10.8	3/16/2009
10.8	Amended Form of Notice and Restricted Stock Unit Agreement under the 2007 Stock Incentive Plan	10-K	1-33350	10.8	3/11/2011

10.9	Amended and Restated 2007 Employee Stock Purchase Plan	10-Q	1-33350	10.1	11/5/2009
10.10	Executive Annual Incentive Plan	10-Q	1-33350	10.2	5/5/2008
10.11	Executive Retention Plan, as amended	10-Q	1-33350	10.1	5/6/2011
10.12	Executive Change in Control Severance Plan, as amended	10-Q	1-33350	10.2	5/6/2011
10.13	Employment Agreement with John C. Burris	10-Q	1-33350	10.1	8/5/2008
10.14	Amendment No. 1 to Employment Agreement with John C. Burris	10-Q	1-33350	10.3	5/6/2011
10.15	Retirement Agreement between Sourcefire, Inc. and John C. Burris	8-K	1-33350	99.1	10/2/2012
10.16	Participation Agreement with Thomas M. McDonough under the Executive Retention Plan	10-Q	1-33350	10.1	11/10/2008
10.17	Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan	10-Q	1-33350	10.2	11/10/2008
10.18	Amendment No. 1 to Participation Agreement with Thomas M. McDonough under Executive Change in Control Severance Plan	10-Q	1-33350	10.4	5/6/2011
10.19	Employment Agreement with Douglas W. McNitt	10-Q	1-33350	10.1	11/7/2007
10.20	Form of Indemnification Agreement with Officers and Directors	S-1/A	333-138199	10.18	3/1/2007
10.21	Non-Employee Director Compensation Policy, as amended	10-Q	1-33350	10.3	8/2/2012
10.22	Amended and Restated Manufacturing Services and Supply Agreement by and between Sourcefire, Inc. and Patriot Technologies, Inc.	10-K	1-33350	10.21	2/29/2012
10.23	Amendment No. 1 to Amended and Restated Manufacturing Services and Supply Agreement by and between Sourcefire, Inc. and Patriot Technologies, Inc.	10-Q	1-33350	10.1	8/2/2012
10.24	Manufacturing and Supply Agreement by and between Sourcefire, Inc. and Premio, Inc.	10-K	1-33350	10.22	3/12/2010
10.25	Amendment No. 1 to Manufacturing and Supply Agreement by and between Sourcefire, Inc. and Premio, Inc.	10-Q	1-33350	10.2	8/2/2012

10.26	Amended and Restated Original Equipment Manufacturer Agreement between Netronome Systems Inc. and Sourcefire, Inc.	10-Q	1-33350	10.2	8/5/2010
10.27	Amendment No. 1 to Amended and Restated Original Equipment Manufacturer Agreement between Netronome Systems Inc. and Sourcefire, Inc.	10-Q	1-33350	10.1	8/5/2011
10.28	Amendment No. 2 to Amended and Restated Original Equipment Manufacturer Agreement between Netronome Systems Inc. and Sourcefire, Inc.	10-K	1-33350	10.25	2/29/2012
10.29	Manufacturing Services and Supply Agreement between Sourcefire, Inc. and Advanced Industrial Computer, Inc.	10-Q	1-33350	10.2	11/1/2012
10.30*	License Agreement for Commercial Use of MySQL Software by and between MySQL Inc. and Sourcefire, Inc., as amended	S-1/A	333-138199	10.15	3/6/2007
10.31*	Amendment No. 2 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.	10-Q	1-33350	10.2	11/5/2009
10.32*	Amendment No. 3 to License Agreement for Commercial Use of MySQL Software by and between MySQL Americas, Inc. and Sourcefire, Inc.	10-Q	1-33350	10.3	11/5/2009
10.33	Master Channel Agreement by and among EC America, Inc., immixGroup, Inc., and Sourcefire, Inc.	10-Q	1-33350	10.5	5/6/2011
10.34	Addendum No. 1 to Master Channel Agreement by and among EC America, Inc., immixGroup, Inc., and Sourcefire, Inc.	10-K	1-33350	10.30	2/29/2012
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.