Form 10-Q
period 2013-03-31
SOURCEFIRE INC
filed 2013-05-03
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 31,149,114 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,775	$96,178
Short-term investments	81,119	87,962
Accounts receivable, net of allowances of $1,360 as of March 31, 2013 and $1,710 as of December 31, 2012	58,446	77,426
Inventory	7,247	6,880
Deferred tax assets	12,912	1,374
Prepaid expenses and other current assets	10,956	9,043
Total current assets	295,455	278,863
Property and equipment, net	14,935	15,438
Goodwill	15,000	15,000
Intangible assets, net	4,115	4,456
Investments	27,024	19,815
Deferred tax assets	11,635	11,649
Other assets	19,109	19,453
Total assets	$387,273	$364,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,158	$8,545
Accrued compensation and related expenses	9,599	10,369
Other accrued expenses	9,056	8,869
Current portion of deferred revenue	66,224	65,763
Other current liabilities	1,264	799
Total current liabilities	94,301	94,345
Deferred revenue, less current portion	24,312	24,478
Other long-term liabilities	1,570	725
Total liabilities	120,183	119,548
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 31,104,462 and 30,346,395 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	30	30
Additional paid-in capital	277,729	255,610
Accumulated deficit	(10,548)	(10,522)
Accumulated other comprehensive income (loss)	(121)	8
Total stockholders’ equity	267,090	245,126
Total liabilities and stockholders’ equity	$387,273	$364,674
See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue:
Products	$30,792	$25,693
Technical support and professional services	25,372	20,609
Total revenue	56,164	46,302
Cost of revenue:
Products	10,026	8,489
Technical support and professional services	3,198	2,433
Total cost of revenue	13,224	10,922
Gross profit	42,940	35,380
Operating expenses:
Research and development	11,195	9,428
Sales and marketing	25,110	19,204
General and administrative	6,404	5,444
Depreciation and amortization	1,603	1,184
Total operating expenses	44,312	35,260
Income (loss) from operations	(1,372)	120
Other income (expense), net:
Interest and investment income	100	106
Interest expense	—	(4)
Other expense, net	(141)	(105)
Total other income (expense), net	(41)	(3)
Income (loss) before income taxes	(1,413)	117
Provision for (benefit from) income taxes	(1,387)	50
Net income (loss)	$(26)	$67
Net income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding used in computing per share amounts:
Basic	30,649,739	29,226,842
Diluted	30,649,739	30,378,011

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(26)	$67
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(97)	—
Unrealized gain (loss) on investments, net of tax	(32)	46
Total other comprehensive income (loss), net of tax	(129)	46
Total comprehensive income (loss)	$(155)	$113

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of January 1, 2013	30,346,395	$30	$255,610	$(10,522)	$8	$245,126
Exercise of common stock options	516,188	—	7,289	—	—	7,289
Issuance of restricted common stock	241,879	—	—	—	—	—
Stock-based compensation expense	—	—	6,307	—	—	6,307
Excess tax benefits relating to share-based payments	—	—	8,523	—	—	8,523
Net loss for the three months ended March, 31 2013	—	—	—	(26)	—	(26)
Total other comprehensive income (loss), net of tax	—	—	—	—	(129)	(129)
Balance as of March 31, 2013	31,104,462	$30	$277,729	$(10,548)	$(121)	$267,090

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$(26)	$67
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,080	1,643
Non-cash stock-based compensation	6,307	4,107
Excess tax benefits related to share-based payments	(8,523)	—
Amortization of premium on investments	530	423
Deferred taxes	(3,019)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	18,980	15,056
Inventory	(367)	(1,109)
Prepaid expenses and other assets	(718)	(1,361)
Accounts payable	(387)	(731)
Accrued expenses	(583)	(2,368)
Deferred revenue	295	3,743
Other liabilities	1,310	216
Net cash provided by operating activities	15,879	19,677
Investing activities
Purchase of property and equipment	(1,235)	(2,542)
Acquisition, net of cash acquired	—	(174)
Purchase of cost method investment	(900)	—
Purchase of investments	(41,609)	(39,132)
Proceeds from maturities of investments	40,650	36,312
Net cash used in investing activities	(3,094)	(5,536)
Financing activities
Repayments of capital lease obligations	—	(5)
Proceeds from employee stock-based plans	7,289	3,846
Excess tax benefits related to share-based payments	8,523	—
Net cash provided by financing activities	15,812	3,841
Net increase in cash and cash equivalents	28,597	17,982
Cash and cash equivalents at beginning of period	96,178	59,407
Cash and cash equivalents at end of period	$124,775	$77,389

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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013. The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.
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
We account for our investments in a non-controlling interest in a company over which we do not exercise significant influence using the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other-than-temporarily impaired. If a decline in the fair value of a cost method investment is determined to be other-than-temporary, an impairment charge will be recorded and the fair value will become the new cost basis of the investment. Our cost method investments are included in other assets on the consolidated balance sheets.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable and deferred revenue. The fair value of these financial instruments approximates their carrying amounts reported in the consolidated balance sheets. The fair value of available-for-sale investments is determined using quoted market prices for those investments. The fair value of our cost method investments is impracticable to determine as the investments are in a privately held company for which there is no active or inactive market. These cost method investments consist of $2.1 million of equity securities and a $0.9 million convertible note bearing interest at 4.7% annually with a March 8, 2014 maturity date. We have not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Allowance for Doubtful Accounts and Sales Return Allowance
We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.1 million and $0.2 million, respectively.
We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical returns experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of March 31, 2013 and December 31, 2012, the sales return allowance was $1.2 million and $1.5 million, respectively.
Inventory
Inventory consists of hardware and related component parts and is stated at the lower of cost on a first-in, first-out basis, or market value, except for evaluation and advance replacement units, which are stated at the lower of cost, on a specific identification basis, or market value. Evaluation units are used for customer testing and evaluation and are predominantly located at the customers’ premises. Advance replacement units, which include fully functioning appliances and spare parts, are used to provide replacement units under technical support arrangements if a customer’s unit is not functioning properly. We make estimates of forecasted demand for our products, and inventory that is obsolete or in excess of our estimated demand is written down to its estimated net realizable value based on historical usage, expected demand, the timing of new product introductions and age. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory write-downs, which would negatively impact our future results of operations.

Inventory consisted of the following (in thousands):

	As of
	March 31, 2013	December 31, 2012
Finished goods	$1,705	$1,612
Evaluation units	3,033	2,886
Advance replacement units	2,509	2,382
Total	$7,247	$6,880
Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.
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
The majority of our product revenue includes hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and the products and associated support and services qualify as separate units of accounting. For such multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price, if VSOE of selling price is not available, or best estimate of selling price, or BESP, if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy.
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license for the use of our software. Stand-alone software sales are accounted for under industry-specific software revenue recognition guidance.
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
Certain arrangements with multiple deliverables may have stand-alone software deliverables that are subject to the software revenue recognition guidance along with non-software deliverables. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all the deliverables in the arrangement.
VSOE of fair value for elements of an arrangement is based upon the prices charged for a deliverable when sold separately and we require that a substantial majority of the historical selling prices fall within a reasonably narrow pricing range.
We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.
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
Revenue is reported net of sales taxes. Shipping charges billed are included in revenues and related costs are included in cost of revenue.
For the three months ended March 31, 2013, three customers, a distributor of our product, a distributor of our products to the U.S. government, and a reseller of our products, accounted for 13%, 11% and 10% of total revenue, respectively. For the three months ended March 31, 2012, three customers, a distributor of our products to the U.S. government, a reseller of our products and a distributor of our products, accounted for 20%, 11% and 10%, respectively, of total revenue.
As of March 31, 2013, two customers, a distributor and a reseller of our products accounted for 13% and 10%, respectively, of our accounts receivable. As of March 31, 2012, two customers, a distributor of our products to the U.S. government and a reseller of our products, accounted for 16% and 11%, respectively, of our accounts receivable.
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

Foreign Currency Translation
The functional currency of our foreign subsidiaries, except Brazil, is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at each balance sheet date, except for certain non-monetary items, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect for each applicable month in the period. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other expense, net in the consolidated statements of operations.
The functional currency of our Brazil subsidiary is the local currency. The impact of changes in foreign currency exchange rates resulting from the translation of our Brazil subsidiary's financial statements into U.S. dollars is included in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at each balance sheet date. Revenue and expenses are translated into U.S. dollars at the average rates in effect for each applicable month in the period.
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
Accumulated Other Comprehensive Income (Loss)
Effective January 1, 2013, we adopted accounting guidance that requires that we separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the new guidance relates to presentation only, the adoption did not have a material impact on our results of operations, financial position or cash flows. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investment in non-U.S. subsidiaries.
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

For the Three Months Ended March 31, 2013	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance, December 31, 2012	$—	$8	$8
Other comprehensive income (loss), net of tax	(97)	(32)	(129)
Balance, March 31, 2013	(97)	(24)	(121)

For the Three Months Ended March 31, 2012
Balance, December 31, 2011	—	(24)	(24)
Other comprehensive income (loss), net of tax	—	46	46
Balance, March 31, 2012	$—	$22	$22

There have been no reclassifications out of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

3.    Investments
The following is a summary of available-for-sale investments as of March 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,604	$—	$—	$9,604
Corporate debt investments	80,953	20	(67)	80,906
Commercial paper	21,179	7	—	21,186
Government-sponsored enterprises	4,251	—	—	4,251
Government securities	1,915	—	—	1,915
CD	1,800	—	—	1,800
Total investments	119,702	27	(67)	119,662
Amounts classified as cash equivalents*	(11,519)	—	—	(11,519)
Total available-for-sale investments	$108,183	$27	$(67)	$108,143

Matures in one year or less	$81,111	$25	$(17)	$81,119
Matures after one year through five years	27,072	2	(50)	27,024
Total available-for-sale investments	$108,183	$27	$(67)	$108,143

*	Does not include cash held in our bank accounts.
The following is a summary of available-for-sale investments as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$8,372	$—	$—	$8,372
Corporate debt investments	63,092	28	(22)	63,098
Asset-backed securities	202	—	—	202
Commercial paper	39,218	14	—	39,232
Government-sponsored enterprises	3,500	1	—	3,501
Government securities	1,930	—	—	1,930
CD	3,450	1	—	3,451
Total investments	119,764	44	(22)	119,786
Amounts classified as cash equivalents*	(12,009)	—	—	(12,009)
Total available-for-sale investments	$107,755	$44	$(22)	$107,777

Matures in one year or less	$87,941	$30	$(9)	$87,962
Matures after one year through five years	19,814	14	(13)	19,815
Total available-for-sale investments	$107,755	$44	$(22)	$107,777

*	Does not include cash held in our bank accounts.

The following table shows the gross unrealized losses and fair value of our investments as of March 31, 2013 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$49,997	$67	$—	$—	$49,997	$67
As of March 31, 2013, the unrealized holding loss, net of tax, on available-for-sale securities included in accumulated other comprehensive income (loss) totaled less than $0.1 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of March 31, 2013. There are 28 corporate debt investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
In May 2012, we committed to invest $3.0 million in a company that supplies components and performs design work for our hardware platform. These investments consist of $2.1 million of equity securities, which we funded in May 2012, and a $0.9 million convertible note bearing interest at 4.7% annually with a March 8, 2014 maturity date, which we funded in March 2013. We account for this investment using the cost method, as our investment represents less than a 20% equity interest and we do not have significant influence or control over the company. The fair value of our cost method investments is impracticable to determine as the investments are in a privately held company for which there is no active or inactive market. Therefore, we consider these Level 3 investments. We have not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. These cost method investments are included in other assets on the consolidated balance sheets.
4.    Income Taxes
Our effective tax rate for the three months ended March 31, 2013 is a benefit of 98.2%, compared to an expense of 42.7% in the prior-year period. Our benefit from income taxes for the three months ended March 31, 2013 includes a net discrete benefit of $0.9 million consisting of $1.5 million of 2012 research credits offset by $0.6 million of reserves for uncertain tax positions recognized during the quarter. Our benefit from income taxes for the three months ended March 31, 2013 is based on an estimated annual effective tax rate for 2013 of 37.6%, which differs from the U.S. federal statutory rate of 35.0% principally due to the mix of domestic and foreign income, non-deductible meals and entertainment, non-deductible foreign stock-based compensation expense, domestic research credits and foreign taxes withheld.
Our provision for income taxes for the three months ended March 31, 2012 was based on an estimated annual effective tax rate for 2012 of 42.7%, which includes the U.S. federal statutory rate of 35.0%, state income taxes and foreign income taxed at various rates.
Unrecognized Tax Benefits
As of March 31, 2013, we had $2.2 million of unrecognized tax benefits, of which $0.9 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.7 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
Beginning balance	$1,693	$335
Additions based on positions related to the current year	146	395
Additions based on positions related to prior years	395	963
Ending balance	$2,234	$1,693

It is our policy to recognize interest and penalties related to uncertain tax positions as income tax expense when applicable. Due to our tax net operating loss carryforwards, there were no interest or penalties recorded for the three months ended March 31, 2013 or the year ended December 31, 2012.
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
Of the total $2.2 million of unrecognized tax benefits as of March 31, 2013, we expect that $1.4 million will reverse in the next twelve months as a result of statute closure, tax settlement, or tax filing.
5.    Stock-Based Compensation
In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, restricted stock unit awards and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2012, we had reserved an aggregate of 8,536,635 shares of common stock for issuance under the 2007 Plan. On January 1, 2013, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2012, or 1,213,855 shares. Therefore, as of March 31, 2013, we have reserved an aggregate of 9,750,490 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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
The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2007 Plan and the 2002 Plan and ESPP grants. We did not issue stock options during the three months ended March 31, 2013.

	Three Months Ended March 31,
	2013	2012
Stock Options:
Average risk-free interest rate	—%	0.8%
Expected dividend yield	—%	—%
Expected life (years)	0	4.75
Expected volatility	—%	61.6%
Weighted-average fair value at grant date	$—	$15.41
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
For ESPP grants, we use our historical volatility which is consistent with the expected life.
If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.
The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Product cost of revenue	$157	$78
Services cost of revenue	259	166
Stock-based compensation expense included in cost of revenue	416	244
Research and development	1,570	972
Sales and marketing	2,968	1,746
General and administrative	1,353	1,145
Stock-based compensation expense included in operating expenses	5,891	3,863
Total stock-based compensation expense	$6,307	$4,107
Stock Options
The following table summarizes stock option activity under the 2007 Plan and the 2002 Plan for the three months ended March 31, 2013 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,678,892	$ 0.24 to 33.47	$18.84		$47,647
Granted	—	—	—
Exercised	(516,188)	0.24 to 33.47	14.12
Forfeited	(12,811)	24.74 to 30.36	26.57
Outstanding at March 31, 2013	1,149,893	$ 0.24 to 33.47	$20.87	4.59	$44,107
Vested and exercisable at March 31, 2013	543,024	$ 0.32 to 33.47	$14.69	3.95	$24,184
Vested and expected to vest at March 31, 2013	1,081,453		$20.48	4.56	$41,907

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.32 to 12.34	299,267	$6.25	3.08	293,146	$6.13
$ 12.51 to 25.58	313,291	23.01	5.04	122,283	21.95
$ 26.16 to 26.99	297,521	26.40	5.02	83,063	26.44
$ 27.09 to 33.47	239,814	29.48	5.37	44,532	29.28
	1,149,893	$20.87	4.59	543,024	$14.69
The aggregate intrinsic value of all options exercised during the three months ended March 31, 2013 and 2012 was $18.8 million and $8.7 million, respectively.
Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.2 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.
The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of March 31, 2013 was $7.2 million. This amount is expected to be recognized over a weighted average period of 1.89 years.
Restricted Stock Awards
The following table summarizes the unvested restricted stock award activity during the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	18,564	$46.74
Granted	391	53.63
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2013	18,955	$46.88
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
The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock awards for the three months ended March 31, 2013 and 2012 was $0.2 million and $0.3 million, respectively.
As of March 31, 2013, there was $0.2 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 0.48 years.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit activity during the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	1,552,855	$37.57
Granted	435,409	55.67
Vested	(241,488)	29.00
Forfeited	(10,875)	44.15
Unvested at March 31, 2013	1,735,901	$43.26

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
The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the three months ended March 31, 2013 and 2012 was $4.6 million and $2.0 million, respectively.
As of March 31, 2013, there was $45.6 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.09 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which is a six-month period. There were no shares purchased during the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, we recognized $0.3 million and $0.2 million, respectively, of compensation expense related to the ESPP.
6.    Net Income (Loss) Per Share
The calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2013 and 2012 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$(26)	$67
Denominator:
Weighted-average shares outstanding—basic	30,649,739	29,226,842
Dilutive effect of employee stock plans	—	1,151,169
Weighted-average shares outstanding—diluted	30,649,739	30,378,011
Net income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	1,471,358	196,138
Restricted stock units	1,443,713	92,793
Total	2,915,071	288,931
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
We did not have any transfers of assets between Levels 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2013.
The following table presents our financial assets that were accounted for at fair value as of March 31, 2013 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,604	$9,604	$—	$—
Corporate debt investments	80,906	—	80,906	—
Commercial paper	21,186	—	21,186	—
Government-sponsored enterprise securities	4,251	—	4,251	—
Government securities	1,915	—	1,915	—
CD	1,800	—	1,800	—
Total	$119,662	$9,604	$110,058	$—
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and our investment in a non-controlling interest. These items are recognized at fair value when they are considered to be impaired. For the three months ended March 31, 2013, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
8.    Business and Geographic Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$35,435	$30,624
United Kingdom	4,781	6,719
All other foreign countries	15,948	8,959
Consolidated total	$56,164	$46,302
9.    Commitments and Contingencies
Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. As of March 31, 2013, we had total purchase commitments for inventory of approximately $29.4 million due within the next 12 months. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.
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
10.    Subsequent Events
In connection with the appointment of John C. Becker as our Chief Executive Officer, we entered into an employment agreement with Mr. Becker, effective April 8, 2013.
Mr. Becker's base salary under the employment agreement is initially $460,000 per year, subject to increase, but not decrease, at the discretion of the Compensation Committee of our Board of Directors. Mr. Becker is eligible for a target annual bonus each fiscal year in an amount up to 100% of his annual base salary, in accordance with our annual incentive compensation plan for our executive officers.
Pursuant to the employment agreement, Mr. Becker will receive 130,000 non-qualified stock options that vest over a four year period from the date of grant, 140,000 non-qualified stock options that vest over a four year period from the date that specified market conditions relating to the price of our common stock are met, 60,000 restricted stock units that vest over a four year period from the date of grant, and 70,000 restricted stock units that vest on the fifth anniversary of the date of grant, subject to accelerated vesting of one quarter of the award on each of the first, second, third and fourth anniversaries of the date of grant if we meet financial objectives set by our Compensation Committee for the applicable year.
Mr. Becker is eligible to participate under our equity incentive plans and other employee benefit plans as in effect from time to time on the same basis as are generally made available to our other senior executives.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Introduction
Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Sourcefire, Inc.’s financial condition and results of operations. This item is organized as follows:

•
Overview. This section provides a general description of our business, the key financial metrics that we use in assessing our performance, and anticipated trends that we expect to affect our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 and 2012.

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

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended March 31, 2013 and 2012 and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Key Financial Metrics and Trends
Revenue from U.S. commercial customers accounted for 52% and 45% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Our revenues from U.S. commercial customers increased by 40% for the three months ended March 31, 2013 as compared to the prior-year period.
Revenue from international customers accounted for 37% and 34% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Our revenues from international customers increased by 32% for three months ended March 31, 2013 as compared to the prior-year period.
Revenue from U.S. federal and state government agencies collectively accounted for 11% and 21% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Our revenues from U.S. federal and state government agencies decreased by 36% for the three months ended March 31, 2013, as compared to the prior-year period.
We believe that our revenue from sales of products for the three months ended March 31, 2013 was positively affected by a number of factors, including (i) increased customer acceptance of enhanced versions of our products, (ii) expansion of our indirect sales channel in the U.S. and internationally and (iii) investments in our international operations and the resulting increase in workforce. In addition, our revenue from sales of services for the three months ended March 31, 2013 was positively affected by an increase in our installed customer base. We expect these factors to continue to positively affect our product and services revenue for the remainder of 2013. However, we also believe that our revenue from sales of products and services for the three months ended March 31, 2013 was negatively affected by a reduction in U.S. federal spending levels due to (i) automatic budget cuts, referred to as sequestration, that were implemented during the first quarter of 2013, (ii) the failure of the U.S. federal government to enact a budget for its fiscal year ending September 30, 2013 and (iii) uncertainty in the federal procurement process resulting from these factors. For the remainder of 2013, we expect that the March 26, 2013 enactment of a continuing budget resolution that funds the federal government for the remainder of its fiscal year will alleviate the uncertainty in the federal procurement process and result in an increase in our sales to the federal government as compared to the first quarter. However, the sequestration and reduced spending levels under the continuing budget resolution may continue to negatively affect our sales to the federal government.
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
We sell our network security solutions globally. Revenue generated by sales to U.S.-based customers was 63% of total revenue for the three months ended March 31, 2013 and 66% of total revenue for the three months ended March 31, 2012. We believe that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.

We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 71% and 61% of total product revenue for the three months ended March 31, 2013 and 2012, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2013.
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
We completed the transition of our product line to our next generation platform in 2012. Generally, the gross margins of our new products are lower as compared to the previous generation of products they are replacing. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our advanced malware protection products. These items had a negative impact on our gross margin for the three months ended March 31, 2013 and we expect this impact to continue in 2013. In addition, as we expand our international operations, our gross margin may be negatively impacted due to the additional costs associated with operating in certain jurisdictions.

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
Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted and employee stock purchases. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $6.3 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.
Results of Operations

Revenue. The following table shows products and technical support and professional services revenue (dollars in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
Products	$30,792	$25,693	$5,099	20%
Percentage of total revenue	55%	55%
Technical support and professional services	25,372	20,609	4,763	23%
Percentage of total revenue	45%	45%
Total revenue	$56,164	$46,302	$9,862	21%
The increase in our product revenue for the three months ended March 31, 2013, as compared to the prior-year period, was primarily due to the sales product mix favoring our higher priced offerings. The increase in our services revenue for the three months ended March 31, 2013, as compared to the prior-year period, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.

Cost of revenue. The following table shows products and technical support and professional services cost of revenue (dollars in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
Products	$10,026	$8,489	$1,537	18%
Percentage of total revenue	18%	18%
Technical support and professional services	3,198	2,433	765	31%
Percentage of total revenue	6%	5%
Total cost of revenue	$13,224	$10,922	$2,302	21%
Percentage of total revenue	24%	24%
The increase in our product cost of revenue for the three months ended March 31, 2013, as compared to the prior-year period, was primarily due to an increase in unit volume associated with our higher priced offerings and increased infrastructure costs to support and run our advanced malware protection products.
The increase in our services cost of revenue for the three months ended March 31, 2013, as compared to the prior-year period, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers and provide professional services to our customers, and increased hardware service expense to maintain our install base.
Gross profit. The following table shows products and technical support and professional services gross profit (dollars in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
Products	$20,766	$17,204	$3,562	21%
Product gross margin	67%	67%
Technical support and professional services	22,174	18,176	3,998	22%
Technical support and professional services gross margin	87%	88%
Total gross profit	$42,940	$35,380	$7,560	21%
Total gross margin	76%	76%
Product gross margin for the three months ended March 31, 2013 remained relatively flat over the prior-year period.
Technical support and professional services gross margin for the three months ended March 31, 2013 decreased over the prior-year period primarily due to increased hiring of additional personnel and increased hardware service expense.
Operating expenses. The following table shows our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
Research and development	$11,195	$9,428	$1,767	19%
Percentage of total revenue	20%	20%
Sales and marketing	25,110	19,204	5,906	31%
Percentage of total revenue	45%	41%
General and administrative	6,404	5,444	960	18%
Percentage of total revenue	11%	12%
Depreciation and amortization	1,603	1,184	419	35%
Percentage of total revenue	3%	3%
Total operating expenses	$44,312	$35,260	$9,052	26%
Percentage of total revenue	79%	76%
Research and development expenses for the three months ended March 31, 2013 increased over the prior-year period, primarily due to an increase of $0.7 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.6 million in stock-based compensation expense, an increase of $0.2 million in consulting fees and an increase of $0.2 million in allocated overhead costs as a result of increased overhead costs.
Sales and marketing expenses for the three months ended March 31, 2013 increased over the prior-year period, primarily due to an increase of $3.6 million in salaries, commissions, incentive compensation and benefits as a result of additional personnel, an increase of $1.2 million in stock-based compensation expense, an increase of $0.8 million in sales meetings, travel and travel-related expenses, and an increase of $0.3 million in allocated overhead costs as a result of increased overhead costs.
General and administrative expenses for the three months ended March 31, 2013 increased over the prior-year period, primarily due to an increase of $0.4 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.2 million in stock-based compensation expense, and an increase of $0.2 million in professional fees related to legal and accounting services, primarily as a result of our international expansion.
Depreciation and amortization expense for the three months ended March 31, 2013 increased over the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department, computers purchased for personnel hired and leasehold improvements to new office spaces.
Provision for (benefit from) income taxes. The following table shows our provision for (benefit from) income taxes (dollars in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
Provision for (benefit from) income taxes	$(1,387)	50	$(1,437)	NM
Percentage of total revenue	(2)%	—%

NM - not meaningful
Our effective tax rate for the three months ended March 31, 2013 is a benefit of 98.2%, compared to an expense of 42.7% in the prior-year period. Our benefit from income taxes for the three months ended March 31, 2013 includes a net discrete benefit of $0.9 million consisting of $1.5 million of 2012 research credits offset by $0.6 million of reserves for uncertain tax positions recognized during the quarter. Our benefit from income taxes for the three months ended March 31, 2013 is based on an estimated annual effective tax rate for 2013 of 37.6%, which differs from the U.S. federal statutory rate of 35.0% principally due to the mix of domestic and foreign income, non-deductible meals and entertainment, non-deductible foreign stock-based compensation expense, domestic research credits and foreign taxes withheld.
Our provision for income taxes for the three months ended March 31, 2012 was based on an estimated annual effective tax rate for 2012 of 42.7%, which includes the U.S. federal statutory rate of 35.0%, state income taxes and foreign income taxed at various rates.
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
Adjusted Net Income, Adjusted Net Income per Share, Adjusted Income from Operations and Adjusted Income from Operations as a Percentage of Revenue: In evaluating the operating performance of our business, we exclude certain charges and credits that are required by GAAP. These non-GAAP measures exclude (i) stock-based compensation, which does not involve the expenditure of cash, (ii) amortization of acquisition-related intangible assets, which does not involve the expenditure of cash, and (iii) other acquisition-related expenses, which are unrelated to the ongoing operation of our business in the ordinary course. For 2013, we expect non-GAAP results to be adjusted to reflect the effect of an assumed tax rate of 35%. This adjustment is intended to normalize the tax rate and provide a tax rate that approximates our expected long-term GAAP tax rate.
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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Reconciliation to adjusted income from operations:
GAAP income (loss) from operations	$(1,372)	$120
Stock-based compensation expense	6,307	4,107
Amortization of acquisition-related intangible assets	342	342
Other acquisition-related expenses*	—	667
Adjusted income from operations	$5,277	$5,236
Adjusted income from operations as a % of revenue	9.4%	11.3%

Reconciliation to adjusted net income:
GAAP net income (loss)	$(26)	$67
Stock-based compensation expense	6,307	4,107
Amortization of acquisition-related intangible assets	342	342
Other acquisition-related expenses*	—	667
Tax credit for research and experimentation	(1,463)	—
Income tax adjustment **	(1,757)	(1,782)
Adjusted net income	$3,403	$3,401

Adjusted net income per share—basic	$0.11	$0.12
Adjusted net income per share—diluted	$0.11	$0.11

Weighted average number of shares—basic	30,649,739	29,226,842
Weighted average number of shares—diluted	31,651,847	30,378,011

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$15,879	$19,677
Purchase of property and equipment	(1,235)	(2,542)
Free cash flow	$14,644	$17,135

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees.
**	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

The following table shows supplemental data regarding our operations:

	Three Months Ended March 31,
	2013	2012
Supplemental operating data:
Number of deals in excess of $500,000	13	12
Number of deals in excess of $100,000	86	79
Number of new customers	99	84
Percentage of channel-influenced deals	53%	51%
Total channel partners	778	637
Number of full-time employees at end of period	644	489

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents:
Provided by operating activities	$15,879	$19,677
Used in investing activities	(3,094)	(5,536)
Provided by financing activities	15,812	3,841
Increase in cash and cash equivalents	28,597	17,982
Net cash at beginning of period	96,178	59,407
Net cash at end of period	124,775	77,389
Investments	108,143	100,876
Total cash, cash equivalents and investments	$232,918	$178,265
Operating Activities. Cash provided by operating activities for the three months ended March 31, 2013 is the result of changes in our operating assets and liabilities of $18.5 million, partially offset by $2.6 million of net non-cash revenues and expenses. Cash provided by operating activities for the three months ended March 31, 2012 is the result of changes in our operating assets and liabilities of $13.4 million and $6.2 million of adjustments to exclude the impact of net non-cash revenues and expenses.
Investing Activities. Cash used in investing activities for the three months ended March 31, 2013 was primarily the result of purchases of investments of $41.6 million, capital expenditures of $1.2 million, and the payment for a cost method investment of $0.9 million, partially offset by maturities of investments of $40.7 million. Cash used in investing activities for the three months ended March 31, 2012 was primarily the result of purchases of investments of $39.1 million and capital expenditures of $2.5 million, partially offset by maturities of investments of $36.3 million.
Financing Activities. Cash provided by financing activities for the three months ended March 31, 2013 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans and excess tax benefits related to share based payments. Cash provided by financing activities for the three months ended March 31, 2012 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans.
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
We expect our short-term liquidity requirements through December 31, 2013 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of March 31, 2013, we had cash, cash equivalents and investments of $232.9 million and working capital of $201.2 million.
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
The majority of our product revenue includes hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and the products and associated support and services qualify as separate units of accounting. For such multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price, if VSOE of selling price is not available, or best estimate of selling price, or BESP, if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy.
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license for the use of our software. Stand-alone software sales are accounted for under industry-specific software revenue recognition guidance.
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
Certain arrangements with multiple deliverables may have stand-alone software deliverables that are subject to the software revenue recognition guidance along with non-software deliverables. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all the deliverables in the arrangement.

VSOE of fair value for elements of an arrangement is based upon the prices charged for a deliverable when sold separately and we require that a substantial majority of the historical selling prices fall within a reasonably narrow pricing range.
We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis.
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
Revenue is reported net of sales taxes. Shipping charges billed are included in revenues and related costs are included in cost of revenue.
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
We account for our investments in a non-controlling interest in a company over which we do not exercise significant influence using the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other-than-temporarily impaired. If a decline in the fair value of a cost method investment is determined to be other-than-temporary, an impairment charge will be recorded and the fair value will become the new cost basis of the investment. Our cost method investments are included in other assets on the consolidated balance sheets.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No material changes in our market risk occurred from December 31, 2012 through March 31, 2013. Information regarding our market risk at December 31, 2012, is contained in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Information regarding reportable legal proceedings is contained in Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS
See Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
Repurchases of Equity Securities During the Period Ended March 31, 2013
There were no repurchases of equity securities made by us during the three months ended March 31, 2013. We do not currently have a stock repurchase program.

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

SOURCEFIRE, INC.

Date: May 3, 2013	By:	/s/ John C. Becker
John C. Becker Chief Executive Officer
(duly authorized officer)

Date: May 3, 2013	By:	/s/ Todd P. Headley
Todd P. Headley Chief Financial Officer and Treasurer
(principal financial and accounting officer)

S-1

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Sixth Amended and Restated Bylaws	10-Q	1-33350	3.2	8/2/2012
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	Rights Agreement by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
10.1	Employment Agreement with John C. Becker	8-K	1-33350	10.1	4/8/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

E-1