Form 10-Q
period 2013-06-30
SOURCEFIRE INC
filed 2013-08-02
CIK 1168195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, there were 31,515,768 outstanding shares of the registrant’s Common Stock.

SOURCEFIRE, INC.
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
SOURCEFIRE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,720	$96,178
Short-term investments	72,530	87,962
Accounts receivable, net of allowances of $1,115 as of June 30, 2013 and $1,710 as of December 31, 2012	71,092	77,426
Inventory	7,107	6,880
Deferred tax assets	12,392	1,374
Prepaid expenses and other current assets	10,438	9,043
Total current assets	302,279	278,863
Property and equipment, net	16,666	15,438
Goodwill	15,000	15,000
Intangible assets, net	3,773	4,456
Investments	36,199	19,815
Deferred tax assets	11,635	11,649
Other assets	18,570	19,453
Total assets	$404,122	$364,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,388	$8,545
Accrued compensation and related expenses	11,313	10,369
Other accrued expenses	8,171	8,869
Current portion of deferred revenue	69,073	65,763
Other current liabilities	714	799
Total current liabilities	98,659	94,345
Deferred revenue, less current portion	25,000	24,478
Other long-term liabilities	1,538	725
Total liabilities	125,197	119,548
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 19,700,000 shares authorized; no shares issued or outstanding	—	—
Series A junior participating preferred stock, $0.001 par value; 300,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized; 31,492,976 and 30,346,395 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	31	30
Additional paid-in capital	287,775	255,610
Accumulated deficit	(8,331)	(10,522)
Accumulated other comprehensive income (loss)	(550)	8
Total stockholders’ equity	278,925	245,126
Total liabilities and stockholders’ equity	$404,122	$364,674

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Products	$38,088	$29,794	$68,880	$55,487
Technical support and professional services	26,964	20,804	52,336	41,413
Total revenue	65,052	50,598	121,216	96,900
Cost of revenue:
Products	10,891	8,682	20,917	17,171
Technical support and professional services	3,578	2,837	6,776	5,270
Total cost of revenue	14,469	11,519	27,693	22,441
Gross profit	50,583	39,079	93,523	74,459
Operating expenses:
Research and development	12,255	10,661	23,450	20,089
Sales and marketing	25,792	19,764	50,902	38,968
General and administrative	8,138	5,911	14,542	11,355
Depreciation and amortization	1,660	1,133	3,263	2,317
Total operating expenses	47,845	37,469	92,157	72,729
Income from operations	2,738	1,610	1,366	1,730
Other income (expense), net:
Interest and investment income	103	128	203	234
Interest expense	—	(1)	—	(5)
Other expense, net	(252)	(116)	(393)	(221)
Total other income (expense), net	(149)	11	(190)	8
Income before income taxes	2,589	1,621	1,176	1,738
Provision for (benefit from) income taxes	372	508	(1,015)	558
Net income	$2,217	$1,113	$2,191	$1,180
Net income per share:
Basic	$0.07	$0.04	$0.07	$0.04
Diluted	$0.07	$0.04	$0.07	$0.04
Weighted average shares outstanding used in computing per share amounts:
Basic	31,314,224	29,714,500	30,983,817	29,470,671
Diluted	32,129,720	30,961,421	31,892,619	30,669,716

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,217	$1,113	$2,191	$1,180
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(300)	—	(397)	—
Unrealized gain (loss) on investments, net of tax benefit (expense) of $42 and $72 for the three and six months ended June 30, 2013, respectively, and $(1) and $(29) for the three and six months ended June 30, 2012, respectively.	(129)	(21)	(161)	25
Total other comprehensive income (loss), net of tax	(429)	(21)	(558)	25
Total comprehensive income	$1,788	$1,092	$1,633	$1,205

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance as of January 1, 2013	30,346,395	$30	$255,610	$(10,522)	$8	$245,126
Exercise of common stock options	628,481	1	8,981	—	—	8,982
Issuance of common stock under employee stock purchase plan	44,158	—	1,662	—	—	1,662
Issuance of restricted common stock	473,942	—	—	—	—	—
Stock-based compensation expense	—	—	13,501	—	—	13,501
Excess tax benefits relating to share-based payments	—	—	8,021	—	—	8,021
Net income for the six months ended June 30, 2013	—	—	—	2,191	—	2,191
Total other comprehensive loss, net of tax	—	—	—	—	(558)	(558)
Balance as of June 30, 2013	31,492,976	$31	$287,775	$(8,331)	$(550)	$278,925

See accompanying notes to consolidated financial statements.

SOURCEFIRE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$2,191	$1,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,202	3,399
Non-cash stock-based compensation	13,501	8,976
Excess tax benefits related to share-based payments	(8,021)	(423)
Amortization of premium on investments	1,170	830
Loss on disposal of assets	20	—
Deferred taxes	(2,910)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	6,334	7,849
Inventory	(388)	(1,864)
Prepaid expenses and other assets	(9)	(2,671)
Accounts payable	843	151
Accrued expenses	246	(1,046)
Deferred revenue	3,832	5,656
Other liabilities	728	282
Net cash provided by operating activities	21,739	22,311
Investing activities
Purchase of property and equipment	(4,606)	(4,076)
Acquisition, net of cash acquired	—	(174)
Purchase of cost method investment	(900)	(2,100)
Purchase of investments	(70,277)	(78,704)
Proceeds from maturities of investments	67,921	71,945
Net cash used in investing activities	(7,862)	(13,109)
Financing activities
Repayments of capital lease obligations	—	(10)
Proceeds from employee stock-based plans	10,644	8,515
Excess tax benefits related to share-based payments	8,021	423
Net cash provided by financing activities	18,665	8,928
Net increase in cash and cash equivalents	32,542	18,130
Cash and cash equivalents at beginning of period	96,178	59,407
Cash and cash equivalents at end of period	$128,720	$77,537

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
Allowance for Doubtful Accounts and Sales Return Allowance
We make estimates regarding the collectability of our accounts receivable. When we evaluate the adequacy of our allowance for doubtful accounts, we consider multiple factors, including historical write-off experience, the need for specific customer reserves, the aging of our receivables, customer creditworthiness and changes in customer payment cycles. Historically, our allowance for doubtful accounts has been adequate based on actual results. If any of the factors used to calculate the allowance for doubtful accounts change or if the allowance does not reflect our actual ability to collect outstanding receivables, changes to our provision for doubtful accounts may be needed, and our future results of operations could be materially affected. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.1 million and $0.2 million, respectively.
We also use our judgment to make estimates regarding potential future product returns related to reported product revenue in each period. We analyze factors such as our historical returns experience, current product sales volumes, and changes in product warranty claims when evaluating the adequacy of the sales returns allowance. If any of the factors used to calculate the sales return allowance were to change, we may experience a material difference in the amount and timing of our product revenue for any given period. As of June 30, 2013 and December 31, 2012, the sales return allowance was $1.0 million and $1.5 million, respectively.
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

Inventory consisted of the following (in thousands):

	As of
	June 30, 2013	December 31, 2012
Finished goods	$1,209	$1,612
Evaluation units	3,226	2,886
Advance replacement units	2,672	2,382
Total	$7,107	$6,880
Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively.
Inventory write-downs, primarily related to excess and obsolete inventory of our advance replacement and evaluation units, are reflected as cost of revenues and amounted to approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2012, respectively.
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
For the three and six months ended June 30, 2013, one customer, a distributor of our products to the U.S. government, accounted for 20% and 16% of total revenue, respectively. For the three and six months ended June 30, 2012, one customer, a distributor of our products to the U.S. government, accounted for 12% and 16% of total revenue, respectively.
As of June 30, 2013, a distributor of our products to the U.S. government accounted for 19% of our accounts receivable. As of December 31, 2012, two customers, a distributor of our products and a reseller of our products, accounted for 17% and 15%, respectively, of our accounts receivable.
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
We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving specified levels, in which case we use a Monte Carlo simulation model, for estimating the fair value of stock options granted and for employee stock purchases under our Employee Stock Purchase Plan, or ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited.
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
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013 and 2012, respectively, are summarized as follows (in thousands):

For the Three Months Ended June 30, 2013	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities	Total
Balance, March 31, 2013	$(97)	$(24)	$(121)
Other comprehensive loss, net of tax	(300)	(129)	(429)
Balance, June 30, 2013	(397)	(153)	(550)

For the Three Months Ended June 30, 2012
Balance, March 31, 2012	—	22	22
Other comprehensive income , net of tax	—	(21)	(21)
Balance, June 30, 2012	—	1	1

For the Six Months Ended June 30, 2013
Balance, December 31, 2012	—	8	8
Other comprehensive loss, net of tax	(397)	(161)	(558)
Balance, June 30, 2013	(397)	(153)	(550)

For the Six Months Ended June 30, 2012
Balance, December 31, 2011	—	(24)	(24)
Other comprehensive income, net of tax	—	25	25
Balance, June 30, 2012	$—	$1	$1

There have been no reclassifications out of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, respectively.

3.    Investments
The following is a summary of available-for-sale investments as of June 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,361	$—	$—	$10,361
Corporate debt investments	91,332	2	(204)	91,130
Asset-backed securities	3,417	—	(11)	3,406
Commercial paper	10,391	2	—	10,393
Government-sponsored enterprises	2,000	—	—	2,000
Government securities	390	—	—	390
CD	1,800	—	—	1,800
Total investments	119,691	4	(215)	119,480
Amounts classified as cash equivalents*	(10,751)	—	—	(10,751)
Total available-for-sale investments	$108,940	$4	$(215)	$108,729

Matures in one year or less	$72,579	$4	$(53)	$72,530
Matures after one year through five years	36,361	—	(162)	36,199
Total available-for-sale investments	$108,940	$4	$(215)	$108,729

*	Does not include cash held in our bank accounts.
The following is a summary of available-for-sale investments as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$8,372	$—	$—	$8,372
Corporate debt investments	63,092	28	(22)	63,098
Asset-backed securities	202	—	—	202
Commercial paper	39,218	14	—	39,232
Government-sponsored enterprises	3,500	1	—	3,501
Government securities	1,930	—	—	1,930
CD	3,450	1	—	3,451
Total investments	119,764	44	(22)	119,786
Amounts classified as cash equivalents*	(12,009)	—	—	(12,009)
Total available-for-sale investments	$107,755	$44	$(22)	$107,777

Matures in one year or less	$87,941	$30	$(9)	$87,962
Matures after one year through five years	19,814	14	(13)	19,815
Total available-for-sale investments	$107,755	$44	$(22)	$107,777

*	Does not include cash held in our bank accounts.

The following table shows the gross unrealized losses and fair value of our investments as of June 30, 2013 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt investments	$80,032	$204	$—	$—	$80,032	$204
Asset-backed securities	3,406	11	—	—	3,406	11
Total	$83,438	$215	$—	$—	$83,438	$215
As of June 30, 2013, the unrealized holding loss, net of tax, on available-for-sale securities included in accumulated other comprehensive income (loss) was $0.2 million. We have evaluated our investments and have determined there were no other-than-temporary impairments as of June 30, 2013. There are 54 corporate debt investments and 3 asset backed security investments with unrealized losses that have existed for less than one year. The unrealized losses related to these investments are entirely caused by non-credit related factors. We do not have the intent to sell these securities and we expect to fully recover the amortized cost basis of these investments.
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
4.    Income Taxes
Our effective tax rate for the three months ended June 30, 2013 is an expense of 14.4%, compared to an expense of 31.3% in the prior-year period. Our provision for income taxes for the three months ended June 30, 2013 includes a net discrete benefit of $0.5 million for 2012 and 2011 foreign research credits recognized during the quarter. Our effective tax rate for the six months ended June 30, 2013 is a benefit of 86.3%, compared to an expense of 32.1% in the prior-year period. Our benefit from income taxes for the six months ended June 30, 2013 includes a net discrete benefit of $1.5 million consisting of $2.1 million of 2012 and 2011 domestic and foreign research credits partially offset by $0.6 million of reserves for uncertain tax positions recognized during the period. Our benefit from income taxes for the six months ended June 30, 2013 is based on an estimated annual effective tax rate for 2013 of 32.3% which differs from the U.S. federal statutory rate of 35% principally due to the mix of domestic and foreign income, non-deductible meals and entertainment, non-deductible foreign stock-based compensation expense, domestic and foreign research credits and foreign taxes withheld.
Our provision for income taxes for the six months ended June 30, 2012 was based on an estimated annual effective tax rate for 2012 of 32%, which includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at various rates.
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
As of June 30, 2013, we had $2.3 million of unrecognized tax benefits, of which $1.0 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.7 million of unrecognized tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate.
5.    Stock-Based Compensation
In March 2007, our Board of Directors and stockholders approved the Sourcefire, Inc. 2007 Stock Incentive Plan, or 2007 Plan, which provides for the granting of equity-based awards, including stock options, restricted or unrestricted stock awards, restricted stock unit awards and stock appreciation rights to employees, officers, directors, and other individuals as determined by the Board of Directors. As of December 31, 2012, we had reserved an aggregate of 8,536,635 shares of common stock for issuance under the 2007 Plan. On January 1, 2013, under the terms of the 2007 Plan, the aggregate number of shares reserved for issuance under the 2007 Plan was increased by an amount equal to 4% of our outstanding common stock as of December 31, 2012, or 1,213,855 shares. Therefore, as of June 30, 2013, we have reserved an aggregate of 9,750,490 shares of common stock for issuance under the 2007 Plan. Prior to adoption of the 2007 Plan, we granted stock options and restricted stock awards under the Sourcefire, Inc. 2002 Stock Incentive Plan, or 2002 Plan.
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
Valuation of Stock-Based Compensation
We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving specified levels, in which case we use a Monte Carlo simulation model, for estimating the fair value of stock options granted and for employee stock purchases under our Employee Stock Purchase Plan, or ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.
The following are the weighted-average assumptions and fair values used in the Black-Scholes option valuation of stock options granted under the 2007 Plan and ESPP grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options:
Average risk-free interest rate	0.4%	—%	0.4%	0.8%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	3.58	0.00	3.58	4.75
Expected volatility	53.5%	—%	53.5%	61.6%
Weighted-average fair value at grant date	$21.34	$—	$21.34	$15.41

	Three Months Ended June 30,		Six Months Ended June 30,
Employee stock purchase plan:	2013	2012	2013	2012
Average risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividend yield	—%	—%	—%	—%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	43.9%	54.9%	43.9%	54.9%
Weighted-average fair value at grant date	$14.23	$14.66	$14.23	$14.66
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
During the second quarter of 2013, we granted options to purchase 270,000 shares of common stock to our new Chief Executive Officer, of which 140,000 options vest based upon the price of our common stock achieving specified levels. We used the Monte Carlo simulation option pricing model to value these options because the valuation of this award cannot be reasonably estimated using the Black-Scholes option pricing model. The weighted average assumptions using the Monte Carlo model include a volatility of 50%, an average risk-free interest rate of 1.19%, a dividend yield of 0%, and a strike price of $54.44.
If we had made different assumptions about the stock price volatility rates, expected life, expected forfeitures and other assumptions, the related stock-based compensation expense and net income could have been significantly different.
The following table summarizes stock-based compensation expense included in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product cost of revenue	$152	$93	$309	$171
Services cost of revenue	305	211	564	377
Stock-based compensation expense included in cost of revenue	457	304	873	548
Research and development	1,758	1,184	3,328	2,156
Sales and marketing	3,176	2,137	6,144	3,883
General and administrative	1,803	1,244	3,156	2,389
Stock-based compensation expense included in operating expenses	6,737	4,565	12,628	8,428
Total stock-based compensation expense	$7,194	$4,869	$13,501	$8,976
Stock Options
The following table summarizes stock option activity under the 2007 Plan and the 2002 Plan for the six months ended June 30, 2013 (in thousands, except share and per share data):

	Number of Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,678,892	$ 0.24 to 33.47	$18.84		$47,647
Granted	270,000	54.44	54.44
Exercised	(628,481)	0.24 to 33.47	14.29
Forfeited	(16,122)	24.74 to 33.47	27.37
Outstanding at June 30, 2013	1,304,289	$ 0.32 to 54.44	$28.30	5.00	$35,546
Vested and exercisable at June 30, 2013	522,786	$ 0.32 to 33.47	$16.40	4.14	$20,468
Vested and expected to vest at June 30, 2013	1,184,730		$26.86	4.89	$33,993

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Prices	Weighted- Average Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Prices
$ 0.32 to 21.33	330,433	$9.74	3.70	295,816	$8.57
$ 21.68 to 26.16	362,463	25.49	4.76	132,897	25.35
$ 26.34 to 33.47	341,393	28.57	5.03	94,073	28.36
$ 54.44	270,000	54.44	6.85	—	—
	1,304,289	$28.30	5.00	522,786	$16.40
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2013 and 2012 was $23.2 million and $17.2 million, respectively.
Outstanding stock option awards are generally subject to service-based vesting; however, in some instances, awards contain provisions for acceleration of vesting upon change in control and in certain other circumstances. Based on the estimated grant date fair value of employee stock options granted, we recognized compensation expense of $1.4 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $2.6 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively .
The grant date aggregate fair value of options, net of estimated forfeitures, not yet recognized as expense as of June 30, 2013 was $11.6 million. This amount is expected to be recognized over a weighted average period of 2.52 years.
Restricted Stock Awards
The following table summarizes the unvested restricted stock award activity during the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	18,564	$46.74
Granted	17,271	53.14
Vested	(13,923)	54.25
Unvested at June 30, 2013	21,912	$47.01
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
The fair value of the unvested restricted stock awards is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock awards for the three months ended June 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, there was $0.8 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards. This amount is expected to be recognized over a weighted-average period of 1.35 years.
Restricted Stock Units
The following table summarizes the unvested restricted stock unit activity during the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	1,552,855	$37.57
Granted	874,240	54.10
Vested	(456,671)	30.56
Forfeited	(19,473)	46.33
Unvested at June 30, 2013	1,950,951	$46.53

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
The fair value of the unvested restricted stock units is measured using the closing price of our stock on the date of grant. The total compensation expense related to restricted stock units for the three months ended June 30, 2013 and 2012 was $5.4 million and $2.9 million, respectively, and $9.9 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, there was $62.5 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 3.26 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase our common stock at 85% of the lower of the stock price at the beginning or end of the offering period, which is a six-month period. During the six months ended June 30, 2013, 44,158 shares were purchased under the ESPP for $1.7 million. We recognized compensation expense related to the ESPP of $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.
6.    Net Income Per Share
The calculation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012, respectively, is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$2,217	$1,113	$2,191	$1,180
Denominator:
Weighted-average shares outstanding—basic	31,314,224	29,714,500	30,983,817	29,470,671
Dilutive effect of employee stock plans	815,496	1,246,921	908,802	1,199,045
Weighted-average shares outstanding—diluted	32,129,720	30,961,421	31,892,619	30,669,716
Net income per share:
Basic	$0.07	$0.04	$0.07	$0.04
Diluted	$0.07	$0.04	$0.07	$0.04
The following potential weighted-average common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	166,153	—	83,077	98,069
Restricted stock units	—	148,096	65,311	120,445
Total	166,153	148,096	148,388	218,514
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
We did not have any transfers of assets between Levels 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2013.
The following table presents our financial assets that were accounted for at fair value as of June 30, 2013 by level within the fair value hierarchy (in thousands):

		Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,361	$10,361	$—	$—
Corporate debt investments	91,130	—	91,130	—
Asset backed securities	3,406	—	3,406	—
Commercial paper	10,393	—	10,393	—
Government-sponsored enterprise securities	2,000	—	2,000	—
Government securities	390	—	390	—
CD	1,800	—	1,800	—
Total	$119,480	$10,361	$109,119	$—
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets, goodwill and our investment in a non-controlling interest. These items are recognized at fair value if and when they are considered to be impaired. For the six months ended June 30, 2013, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
8.    Business and Geographic Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have concluded that our operations constitute one operating and reportable segment. Revenues by geographic area for the three and six months ended June 30, 2013 and 2012, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$45,175	$35,903	$80,610	$66,527
United Kingdom	4,542	4,666	9,323	11,385
All other foreign countries	15,335	10,029	31,283	18,988
Consolidated total	$65,052	$50,598	$121,216	$96,900
9.    Commitments and Contingencies
Contract Manufacturer Commitments – We purchase components for our products from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon information we provide. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. A portion of our reported purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments. As of June 30, 2013, we had total purchase commitments for inventory of approximately $32.7 million due within the next 12 months. It is reasonably possible that our estimate of future demand for our products could change in the near term and result in additional inventory or commitment reserves which would negatively impact our future results of operations.
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
10.    Subsequent Events
On July 22, 2013, Sourcefire, Inc. (the "Company") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cisco Systems, Inc., a California corporation (“Cisco”), and Shasta Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Cisco (“Merger Sub”).
Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company will become an indirect wholly-owned subsidiary of Cisco at the effective time of the Merger (the “Effective Time”). At the Effective Time, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than shares held by the Company, Cisco, Merger Sub or any Company stockholders who perfect their statutory rights of appraisal under Delaware law) will be converted into the right to receive $76.00 in cash. The Merger has been approved by the boards of directors of both companies.
For additional information regarding the business risks associated with pursuing the Merger, see Item 1A., “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012, respectively.

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

•
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three and six months ended June 30, 2013 and 2012, respectively and a discussion of our capital requirements and the resources available to us to meet those requirements.

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

Pending Merger with Cisco
On July 22, 2013, Sourcefire, Inc. (the "Company") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cisco Systems, Inc., a California corporation (“Cisco”), and Shasta Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Cisco (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), and the Company will become an indirect wholly-owned subsidiary of Cisco at the effective time of the Merger. Under the terms of the Merger Agreement, Cisco has agreed to acquire all of our outstanding common stock for $76.00 per share in cash, which represented a premium of approximately 29% to our closing price on July 22, 2013. The transaction has been approved by the boards of directors of both companies and is subject to customary closing conditions, including a regulatory review and approval by Sourcefire's stockholders. For additional information regarding the business risks associated with pursuing the Merger, see Item 1A., “Risk Factors,” in this Quarterly Report on Form 10-Q.
Key Financial Metrics and Trends
Revenue from U.S. commercial customers accounted for 49% and 51% of our total revenue for the three and six months ended June 30, 2013, respectively, and 55% and 50% of our total revenue for the three and six months ended June 30, 2012, respectively. Our revenues from U.S. commercial customers increased by 16% and 27%, respectively, for the three and six months ended June 30, 2013 as compared to the prior-year periods.
Revenue from international customers accounted for 31% and 33% of our total revenue for the three and six months ended June 30, 2013, respectively, and 29% and 31% of our total revenue for the three and six months ended June 30, 2012, respectively. Our revenues from international customers increased by 35% and 34%, respectively, for three and six months ended June 30, 2013 as compared to the prior-year periods.
Revenue from U.S. federal and state government agencies collectively accounted for 20% and 16% of our total revenue for the three and six months ended June 30, 2013, respectively, and 16% and 19% for the of our total revenue for the three and six months ended June 30, 2012, respectively. Our revenues from U.S. federal and state government agencies increased by 57% and 6%, respectively, for the three and six months ended June 30, 2013, as compared to the prior-year periods.
We believe that our revenue from sales of products for the three and six months ended June 30, 2013 was positively affected by a number of factors, including (i) increased customer acceptance of enhanced versions of our products, (ii) expansion of our indirect sales channel in the U.S. and internationally and (iii) investments in our international operations and the resulting increase in workforce. In addition, our revenue from sales of services for the three and six months ended June 30, 2013 was positively affected by an increase in our installed customer base. We expect these factors to continue to positively affect our product and services revenue for the remainder of 2013. We also believe that our revenue from sales of products and services for the three months ended June 30, 2013 was positively affected by a shift in timing of sales to the U.S. federal government, from the first quarter to the second quarter, due to uncertainty in the federal procurement process created by the federal budget sequestration implemented during the first quarter and the failure of the federal government to enact a budget for its fiscal year ending September 30, 2013, and the resolution of this uncertainty with the March 26, 2013 enactment of a continuing budget resolution that funds the federal government for the remainder of its fiscal year. However, we believe that our revenue from sales of products and services for the six months ended June 30, 2013 was negatively affected by a reduction in U.S. federal spending levels due to automatic budget cuts associated with the sequestration and reduced spending levels under the continuing budget resolution. For the remainder of 2013, we expect these factors may continue to negatively affect our sales to the federal government.
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
We sell our network security solutions globally. Revenue generated by sales to U.S.-based customers was 69% and 67%, respectively, of total revenue for the three and six months ended June 30, 2013 and 71% and 69%, respectively, of total revenue for the three and six months ended June 30, 2012. We believe that our revenue from customers based outside of the United States will increase in absolute dollars and as a percentage of revenue as we strengthen our international presence.
We continue to generate a majority of our product revenue through sales to existing customers, both for new locations and for additional technology to protect existing networks and locations. Product sales to existing customers accounted for 72% and 69% of total product revenue for the three months ended June 30, 2013 and 2012, respectively. Product sales to existing customers accounted for 71% and 66% of total product revenue for the six months ended June 30, 2013 and 2012, respectively. We expect product sales to existing customers to continue to account for a significant portion of our product revenue in 2013.
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
We completed the transition of our product line to our next generation platform in 2012. Generally, the gross margins of our new products are lower as compared to the previous generation of products they are replacing. In addition, in the first quarter of 2012, we began to incur cost of revenue expenses to support and run the infrastructure of our advanced malware protection products. These items had a negative impact on our gross margin for the three and six months ended June 30, 2013 and we expect this impact to continue in 2013. In addition, as we expand our international operations, our gross margin may be negatively impacted due to the additional costs associated with operating in certain non-U.S. jurisdictions.
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
Stock-Based Compensation. Stock-based compensation expense is based on the grant date fair value of stock awards. We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving specified levels, in which case we use a Monte Carlo simulation model, for estimating the fair value of stock options granted and for employee stock purchases under our Employee Stock Purchase Plan, or ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited. Based on the estimated grant date fair value of stock-based awards, we recognized aggregate stock-based compensation expense of $7.2 million and $4.9 million for the three months ended June 30, 2013 and 2012, respectively, and $13.5 million and $9.0 million for the six months ended June 30, 2013 and 2012 .

Results of Operations
Revenue. The following table shows products and technical support and professional services revenue (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products	$38,088	$29,794	$8,294	28%	$68,880	$55,487	$13,393	24%
Percentage of total revenue	59%	59%			57%	57%
Technical support and professional services	26,964	20,804	6,160	30%	52,336	41,413	10,923	26%
Percentage of total revenue	41%	41%			43%	43%
Total revenue	$65,052	$50,598	$14,454	29%	$121,216	$96,900	$24,316	25%
The increase in our product revenue for the three months ended June 30, 2013, as compared to the prior-year period, was primarily due to increased unit sales of our appliances, with $5.4 million of the $8.3 million increase related to sales of our more powerful, higher priced appliances. The increase in our product revenue for the six months ended June 30, 2013, as compared to the prior-year period, was primarily due to increased unit sales of our appliances, with $11.6 million of the $13.4 million increase related to sales of our more powerful, higher priced appliances.
The increase in our services revenue for the three and six months ended June 30, 2013, as compared to the prior-year periods, resulted from an increase in our installed customer base due to new product sales in which associated support was purchased, as well as technical support renewals by our existing customers.
Cost of revenue. The following table shows products and technical support and professional services cost of revenue (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products	$10,891	$8,682	$2,209	25%	$20,917	$17,171	$3,746	22%
Percentage of total revenue	17%	17%			17%	18%
Technical support and professional services	3,578	2,837	741	26%	6,776	5,270	1,506	29%
Percentage of total revenue	6%	6%			6%	5%
Total cost of revenue	$14,469	$11,519	$2,950	26%	$27,693	$22,441	$5,252	23%
Percentage of total revenue	22%	23%			23%	23%
The increase in our product cost of revenue for the three and six months ended June 30, 2013, as compared to the prior-year periods, was primarily due to an increase in unit volume and the associated increase in product costs and increased infrastructure costs to support and run our advanced malware protection products.
The increase in our services cost of revenue for the three and six months ended June 30, 2013, as compared to the prior-year periods, was primarily due to our hiring of additional personnel to service our larger installed customer base, provide training to our resellers and customers, provide professional services to our customers, and increased hardware service expense to maintain our install base.

Gross profit. The following table shows products and technical support and professional services gross profit (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products	$27,197	$21,112	$6,085	29%	$47,963	$38,316	$9,647	25%
Product gross margin	71%	71%			70%	69%
Technical support and professional services	23,386	17,967	5,419	30%	45,560	36,143	9,417	26%
Technical support and professional services gross margin	87%	86%			87%	87%
Total gross profit	$50,583	$39,079	$11,504	29%	$93,523	$74,459	$19,064	26%
Total gross margin	78%	77%			77%	77%
Product gross margin for the three and six months ended June 30, 2013 remained relatively flat over the prior-year periods.
Technical support and professional services gross margin for the three and six months ended June 30, 2013 remained relatively flat over the prior-year periods.
Operating expenses. The following table shows our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Research and development	$12,255	$10,661	$1,594	15%	$23,450	$20,089	$3,361	17%
Percentage of total revenue	19%	21%			19%	21%
Sales and marketing	25,792	19,764	6,028	30%	50,902	38,968	11,934	31%
Percentage of total revenue	40%	39%			42%	40%
General and administrative	8,138	5,911	2,227	38%	14,542	11,355	3,187	28%
Percentage of total revenue	13%	12%			12%	12%
Depreciation and amortization	1,660	1,133	527	47%	3,263	2,317	946	41%
Percentage of total revenue	3%	2%			3%	2%
Total operating expenses	$47,845	$37,469	$10,376	28%	$92,157	$72,729	$19,428	27%
Percentage of total revenue	74%	74%			76%	75%
Research and development expenses for the three months ended June 30, 2013 increased over the prior-year period, primarily due to an increase of $0.9 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.6 million in stock-based compensation expense, an increase of $0.2 million in allocated overhead costs as a result of increased overhead costs partially offset by a decrease of $0.2 million in consulting fees. Research and development expenses for the six months ended June 30, 2013 increased over the prior-year period, primarily due to an increase of $1.6 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $1.2 million in stock-based compensation expense and an increase of $0.4 million in allocated overhead costs as a result of increased overhead costs.
Sales and marketing expenses for the three months ended June 30, 2013 increased over the prior-year period, primarily due to an increase of $4.2 million in salaries, commissions, incentive compensation and benefits as a result of additional personnel, an increase of $1.0 million in stock-based compensation expense and an increase of $0.9 million in sales meetings, travel and travel-related expenses. Sales and marketing expenses for the six months ended June 30, 2013 increased over the prior-year period, primarily due to an increase of $7.8 million in salaries, commissions, incentive compensation and benefits as a result of additional personnel, an increase of $2.3 million in stock-based compensation expense and an increase of $1.7 million in sales meetings, travel and travel-related expenses.
General and administrative expenses for the three months ended June 30, 2013 increased over the prior-year period, primarily due to an increase of $0.9 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.6 million in stock-based compensation expense, and an increase of $0.2 million in professional fees related to legal and accounting services, primarily as a result of our international expansion. General and administrative expenses for the six months ended June 30, 2013 increased over the prior-year period, primarily due to an increase of $1.3 million in salaries, incentive compensation and benefits as a result of additional personnel, an increase of $0.8 million in stock-based compensation expense, and an increase of $0.4 million in professional fees related to legal, accounting and consulting services, primarily as a result of our international expansion.
Depreciation and amortization expense for the three and six months ended June 30, 2013 increased over the prior-year period, primarily due to depreciation of additional lab and testing equipment purchased for our engineering department, computers purchased for personnel hired and leasehold improvements to new office spaces.
Provision for (benefit from) income taxes. The following table shows our provision for (benefit from) income taxes (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Provision for (benefit from) income taxes	$372	508	$(136)	(27)%	$(1,015)	$558	$(1,573)	NM
Percentage of total revenue	1%	1%			—%	1%

NM - not meaningful
Our effective tax rate for the three months ended June 30, 2013 is an expense of 14.4%, compared to an expense of 31.3% in the prior-year period. Our provision for income taxes for the three months ended June 30, 2013 includes a net discrete benefit of $0.5 million for 2012 and 2011 foreign research credits recognized during the quarter. Our effective tax rate for the six months ended June 30, 2013 is a benefit of 86.3%, compared to an expense of 32.1% in the prior-year period. Our benefit from income taxes for the six months ended June 30, 2013 includes a net discrete benefit of $1.5 million consisting of $2.1 million of 2012 and 2011 domestic and foreign research credits partially offset by $0.6 million of reserves for uncertain tax positions recognized during the period. Our benefit from income taxes for the six months ended June 30, 2013 is based on an estimated annual effective tax rate for 2013 of 32.3% which differs from the U.S. federal statutory rate of 35% principally due to the mix of domestic and foreign income, non-deductible meals and entertainment, non-deductible foreign stock-based compensation expense, domestic and foreign research credits and foreign taxes withheld.
Our provision for income taxes for the six months ended June 30, 2012 was based on an estimated annual effective tax rate for 2012 of 32%, which includes the U.S. federal statutory rate of 35%, state income taxes and foreign income taxed at various rates.
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

The following table shows a reconciliation of non-GAAP financial measures to the nearest GAAP measure (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation to adjusted income from operations:
GAAP income from operations	$2,738	$1,610	$1,366	$1,730
Stock-based compensation expense	7,194	4,869	13,501	8,976
Amortization of acquisition-related intangible assets	342	342	684	684
Other acquisition-related expenses*	—	769	—	1,436
Adjusted income from operations	$10,274	$7,590	$15,551	$12,826
Adjusted income from operations as a % of revenue	15.8%	15.0%	12.8%	13.2%

Reconciliation to adjusted net income:
GAAP net income	$2,217	$1,113	$2,191	$1,180
Stock-based compensation expense	7,194	4,869	13,501	8,976
Amortization of acquisition-related intangible assets	342	342	684	684
Other acquisition-related expenses*	—	769	—	1,436
Tax credit for research and experimentation	(601)	—	(2,064)	—
Income tax adjustment **	(2,571)	(2,152)	(4,327)	(3,934)
Adjusted net income	$6,581	$4,941	$9,985	$8,342

Adjusted net income per share—basic	$0.21	$0.17	$0.32	$0.28
Adjusted net income per share—diluted	$0.20	$0.16	$0.31	$0.27

Weighted average number of shares—basic	31,314,224	29,714,500	30,983,817	29,470,671
Weighted average number of shares—diluted	32,129,720	30,961,421	31,892,619	30,669,716

Reconciliation to free cash flow:
GAAP net cash provided by operating activities	$5,860	$2,634	$21,739	$22,311
Purchase of property and equipment	(3,371)	(1,534)	(4,606)	(4,076)
Free cash flow	$2,489	$1,100	$17,133	$18,235

*	Includes the accrual of retention obligations related to our hiring of former Immunet employees.
**	Income tax adjustment is used to adjust the GAAP provision for income taxes to a non-GAAP provision for income taxes utilizing an assumed tax rate of 35%.

The following table shows supplemental data regarding our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Supplemental operating data:
Number of deals in excess of $500,000	28	13	41	25
Number of deals in excess of $100,000	120	83	206	162
Number of new customers	126	98	225	182
Percentage of channel-influenced deals	39%	43%	45%	47%
Total channel partners	814	691	—	—
Number of full-time employees at end of period	674	519	—	—
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents:
Provided by operating activities	$21,739	$22,311
Used in investing activities	(7,862)	(13,109)
Provided by financing activities	18,665	8,928
Increase in cash and cash equivalents	32,542	18,130
Net cash at beginning of period	96,178	59,407
Net cash at end of period	128,720	77,537
Investments	108,729	104,388
Total cash, cash equivalents and investments	$237,449	$181,925
Operating Activities. Cash provided by operating activities of for the six months ended June 30, 2013 is the result of changes in our operating assets and liabilities of $11.6 million, net non-cash adjustments of $8.0 million and net income of $2.2 million. The increase in cash provided by operating assets and liabilities is primarily attributable to a decrease of $6.3 million in accounts receivable due to the timing of customer payments and an increase in deferred revenue of $3.8 million due to growth, primarily in technical support. Net non-cash adjustments for the six months includes stock compensation expense of $13.5 million and depreciation and amortization expense of $4.2 million, partially offset by excess tax benefits related to stock compensation of $8.0 million.
Cash provided by operating activities for the six months ended June 30, 2012 is the result of changes in our operating assets and liabilities of $8.4 million, net non-cash adjustments of $12.8 million and net income of $1.2 million. The increase in cash provided by operating assets and liabilities is primarily attributable to a decrease of $7.8 million in accounts receivable due to the timing of customer payments and an increase in deferred revenue of $5.7 million due to growth, primarily in technical support. Net non-cash adjustments for the six months includes stock compensation expense of $9.0 million and depreciation and amortization of $3.4 million.
Investing Activities. Cash used in investing activities for the six months ended June 30, 2013 was primarily the result of purchases of investments of $70.3 million, capital expenditures of $4.6 million, and the payment for a cost method investment of $0.9 million, partially offset by maturities of investments of $67.9 million. Cash used in investing activities for the six months ended June 30, 2012 was primarily the result of purchases of investments of $78.7 million, capital expenditures of $4.1 million, and the payment for a cost method investment of $2.1 million, partially offset by maturities of investments of $71.9 million.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2013 and 2012 was primarily the result of proceeds from the issuance of common stock under our employee stock-based plans and excess tax benefits related to share based payments.

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
We expect our short-term liquidity requirements through June 30, 2014 will consist primarily of the funding of working capital requirements and capital expenditures. We expect to meet these short-term requirements primarily through cash flow from operations. To the extent that cash flow from operations is not sufficient to meet these requirements, we expect to fund these amounts through the use of existing cash and investment resources. As of June 30, 2013, we had cash, cash equivalents and investments of $237.4 million and working capital of $203.6 million.
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
We use the Black-Scholes option pricing model, except for certain option awards that contain market conditions relating to our stock price achieving specified levels, in which case we use a Monte Carlo simulation model, for estimating the fair value of stock options granted and for employee stock purchases under our Employee Stock Purchase Plan, or ESPP. The use of option valuation models requires the input of highly subjective assumptions, including the expected term and the expected stock price volatility. Additionally, the recognition of expense requires the estimation of the number of stock-based awards that will ultimately vest and the number that will ultimately be forfeited. The fair value of stock-based awards is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We rely on historical experience of employee turnover to estimate our expected forfeitures.
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
During the second quarter of 2013, we granted options to purchase 270,000 shares of common stock to our new Chief Executive Officer, of which 140,000 options vest based upon the price of our common stock achieving specified levels. We used the Monte Carlo simulation option pricing model to value these options because the valuation of this award cannot be reasonably estimated using the Black-Scholes option pricing model. The weighted average assumptions using the Monte Carlo model include a volatility of 50%, an average risk-free interest rate of 1.19%, a dividend yield of 0%, and a strike price of $54.44.
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
No material changes in our market risk occurred from December 31, 2012 through June 30, 2013. Information regarding our market risk at December 31, 2012, is contained in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
There have been no material changes to the risk factors included in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of the following risk factors.
Risk Factors Relating to the Pending Merger with Cisco
The Merger process could adversely affect our business, stock price, reputation, and results of operations.
The Merger is conditioned upon, among other things, approval by Sourcefire's stockholders of the transaction, certain regulatory approvals and other customary closing conditions. We are also obligated to take certain actions in connection with the closing. The costs of such activities could be material and may significantly exceed what we anticipate. We will continue to operate as a separate entity until the transaction closes and our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Cisco may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending, because employees may experience uncertainty about their future roles with Cisco.
Uncertainty as to our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
Until the Merger closes or the Merger Agreement is terminated, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions may prevent us from exploring and pursing certain business opportunities. This could have a material adverse effect on our future results of operations or financial condition should the Merger not be completed.

In certain instances, the Merger Agreement could require us to pay a termination fee of $60 million to Cisco, a payment which could affect the decisions of a third party considering making an alternative acquisition proposal.
There is no assurance that the proposed Merger will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement contains certain termination rights and provides that the Company will be required to pay Cisco a termination fee of $60 million in the event the Merger Agreement is terminated in certain circumstances. The payment of a termination fee may have a material adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.
Completion of the Merger is subject to various conditions, including the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and satisfaction or waiver of the other closing conditions specified in the Merger Agreement.
Each party's obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party's covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our Board of Directors.
Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations.
We may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the Merger, and could also have a material adverse effect on our financial condition or results of operations.
We may not obtain stockholder approval or satisfy other closing conditions to the Merger.
One of the closing conditions to the Merger is receipt of approval of Sourcefire's stockholders. If we are unable to obtain stockholder approval or satisfy the other closing conditions to the Merger, the Company will not be able to close the Merger. We are obligated to take certain actions in connection with the closing, including using our reasonable best efforts to obtain regulatory approvals. The costs of such activities could be material and may significantly exceed what we anticipate, and our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results.

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
Repurchases of Equity Securities During the Period Ended June 30, 2013
There were no repurchases of equity securities made by us during the three months ended June 30, 2013. We do not currently have a stock repurchase program.

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

SOURCEFIRE, INC.

Date: August 2, 2013	By:	/s/ John C. Becker
John C. Becker Chief Executive Officer
(duly authorized officer)

Date: August 2, 2013	By:	/s/ Todd P. Headley
Todd P. Headley Chief Financial Officer and Treasurer
(principal financial and accounting officer)

S-1

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
2.1	Agreement and Plan of Merger by and among Sourcefire, Inc., Cisco Systems, Inc. and Shasta Acquisition Corp.	8-K	1-33350	1.01	7/23/2013
3.1	Sixth Amended and Restated Certificate of Incorporation	10-Q	1-33350	3.1	5/4/2007
3.2	Sixth Amended and Restated Bylaws	10-Q	1-33350	3.2	8/2/2012
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock	8-A	1-33350	3.1	10/30/2008
4.1	Form of stock certificate of common stock	S-1/A	333-138199	4.1	3/6/2007
4.2	Rights Agreement by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-A	1-33350	4.1	10/30/2008
4.3	Amendment No. 1 to Rights Agreement by and between Sourcefire, Inc. and Continental Stock Transfer & Trust Co., as rights agent	8-K	1-33350	1.03	7/23/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

E-1